Form 10-K
period 2010-03-31
Viking Minerals Inc.
filed 2010-08-05
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2010

                        Commission file number 333-139482


                              VIKING MINERALS INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Nevada                                                 98-0492900
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                         Suite 322 - 235 W. Brandon Blvd
                                Brandon, FL 33511
               (Address of Principal Executive Offices & Zip Code)

                                  954-616-9168
                               (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                    Accelerated filer [ ]
Non-accelerated filer [ ]                      Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 4, 2010, the registrant had 10,000,000 shares of common stock issued and outstanding.

                              VIKING MINERALS INC.
                                TABLE OF CONTENTS

Item 1.  Business............................................................  3

Item 1A. Risk Factors........................................................  4

Item 2.  Properties.......................................................... 10

Item 3.  Legal Proceedings................................................... 10

Item 4.  Submission of Matters to a Vote of Security Holders................. 10

Item 5.  Market for Common Equity and Related Stockholder Matters............ 10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 11

Item 8.  Financial Statements................................................ 13

Item 9.  Changes in and Disagreements with Accountants on Financial
         Disclosure.......................................................... 21

Item 9A. Controls and Procedures............................................. 21

Item 10. Directors, Executive Officers and Control Persons................... 23

Item 11. Executive Compensation.............................................. 24

Item 12. Security Ownership of Certain Beneficial Owners and Management...... 24

Item 13. Certain Relationships and Related Transactions...................... 25

Item 14. Principal Accounting Fees and Services.............................. 25

Item 15. Exhibits............................................................ 26

Signatures................................................................... 26

                                     PART I

ITEM 1. BUSINESS

SUMMARY

COMPANY OVERVIEW

Viking Minerals Inc. ("Viking Minerals" or the "Company") was organized under the laws of the State of Nevada on March 24, 2006 to explore mineral properties in North America.

Viking Minerals was formed to engage in the exploration of mineral properties for gold, silver, copper and other metals. The Company staked a prospect that contained three MTO cell claims totaling 639.0124 hectares located near Nimpkish Lake, Northern Vancouver Island, about 300 kilometers northwest of Vancouver, BC., called the CBL Property. The CBL Property was staked to cover a series of known (Wolf, BC Minfile # 92L 121) and recently discovered Zn, Cu, Fe, Au, Ag mineralized skarn deposits and a large area of pure white marble of excellent industrial mineral and decorative potential. The company deemed the CBL property not worthy of further exploration and let the claim lapse in August 2009.

We are a development stage company seeking properties of merit to explore and develop but we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete an exploration program. We are contemplating raising additional capital to finance future exploration programs. No final decisions regarding the program or financing have been made at this time but we will require financing to commence and complete future explorations. Our auditors have issued a going concern opinion, raising substantial doubt about our financial prospects and the Company's ability to continue as a going concern.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

COMPETITION AND MARKETS

We face competition from other resources based companies in all aspects of our business, including acquisition of properties. Many of our competitors have substantially larger financial and other resources than we have. Factors that affect our ability to acquire properties include available funds, available information about prospective properties and our limited number of resources.

 The availability of a ready market for and the price of any properties or minerals extracted from properties will depend on many factors beyond our control including, but not limited to, the amount of domestic production and imports of similar minerals, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of exploration operations and federal regulation of these operations. All of these factors, together with economic factors in the marketing arena, generally affect the supply of and/or demand for minerals.

REGULATORY CONSIDERATIONS

We are required to conduct all mineral exploration activities in accordance with government regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations.

EMPLOYEES

The company sole officer and employer is Charles Irizarry.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY AND WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on March 24, 2006 and to date have been involved in the organizational activities, and acquisition of mineral claims. We have no way to evaluate the likelihood that our business will be successful. We have earned no revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without greatly increasing our revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate significant revenues to achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN ANY REVENUE TO ACHIEVE PROFITABILITY AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE ADDITIONAL FINANCING TO COMPLETE OUR PROGRAM IF WARRANTED. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $36,924 for the period from inception (March 24, 2006) to March 31, 2010, and have had no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. If the results of our development program do not reveal viable commercialization options, we may decide to abandon any or all claims that we may own and acquire new claims. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION OPERATIONS, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The extracting of mineral involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned program and/or obtain additional financing to fund our program.

AS WE UNDERTAKE ACQUISITIONS AND DEVELOPMENT OF OUR PROPERTIES, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR PROGRAM.

There are several governmental regulations that materially restrict mineral extraction. We will be subject to regulations and laws as we carry out our program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the area in order to comply with these laws. The cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements can include:

     (a)  Water discharge will have to meet drinking water standards;

     (b)  Dust generation will have to be minimal or otherwise re-mediated;

     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

     (d) An assessment of all material to be left on the surface will need to be environmentally benign;

     (e)  Ground water will have to be monitored for any potential contaminants;

     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

IF ACCESS TO OUR PROPERTIES IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN ANY FUTURE MINING EFFORTS.

It is possible that adverse weather could cause accessibility to any property that we should acquire and this would delay our timetables.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY MINERALS WE MAY RECOVER FROM CLAIMS THAT WE MAY OWN MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for minerals in the properties that we acquire. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Charles Irizarry our CEO and director, currently devotes up to 10 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development. Our other Directors spend similar amounts of time providing services to the company and there is no guarantee that they will have sufficient time to devote to the management of our business.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

The proceeds from our initial offerings in 2006 provide us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our properties and the price of minerals on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further, if natural resource prices on the commodities markets decrease, then our potential revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

AMENDMENTS TO CURRENT LAWS AND REGULATIONS GOVERNING OUR PROPOSED OPERATIONS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PROPOSED BUSINESS.

Our business will be subject to substantial regulation under state and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of mineral resources and other matters. Amendments to current laws and regulations governing operations and activities of resource operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the resource industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of mining and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

ESTIMATES OF ANY MINERAL RESERVES THAT WE MAKE MAY BE INACCURATE WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US

There are numerous uncertainties inherent in estimating quantities of mineral resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of minerals will be realized. In general, estimates of recoverable minerals are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable minerals, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

ABANDONMENT AND RECLAMATION COSTS ARE UNKNOWN AND MAY BE SUBSTANTIAL.

We will be responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of our properties and reclamation of lands at the end of their economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

INCREASES IN OUR OPERATING EXPENSES WILL IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from any minerals that we may produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

PENALTIES WE MAY INCUR COULD IMPAIR OUR BUSINESS.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

ENVIRONMENTAL RISKS MAY ADVERSELY AFFECT OUR BUSINESS.

Mineral extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, and local laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with resource operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs.

The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharges. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

     * dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

     * announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;

     * fluctuations in revenue from our business as new reserves come to market;

     * changes in the market for commodities or in the capital markets generally;

     *    quarterly variations in our revenues and operating expenses;

     * changes in the valuation of similarly situated companies, both in our industry and in other industries;

     * changes in analysts' estimates affecting us, our competitors or our industry;

     * changes in the accounting methods used in or otherwise affecting our industry;

     *    additions and departures of key personnel;

     * fluctuations in interest rates and the availability of capital in the capital markets; and

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, the price of minerals in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" WILL LIMIT THETRADING AND LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. Our address is located at Suite 322 - 235 W. Brandon Blvd, Brandon, FL 33511.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2010.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

As of the date of this report we have approximately 31 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are a development stage company and have yet to generated enough revenues to achieve profitability.

RESULTS OF OPERATIONS

We are still in the development stage and have generated no revenues to date.

We incurred expenses of $36,924 from inception (March 24, 2006) to the year ending March 31, 2010. These expenses consisted of general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and recognition of impairment loss on the properties purchased. Our net loss from inception (March 24, 2006) to the year ending March 31, 2010 was $36,924.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues there is no assurance we will ever reach profitability.

The following table provides selected financial data about our company for the years ended March 31, 2009 and 2010.

           Balance Sheet Data:            3/31/10            3/31/09
           -------------------            -------            -------
           Cash                          $      0           $      0
           Total liabilities             $ 16,924           $ 16,574
           Shareholders' equity          $(16,924)          $(15,574)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2010 was $0 with outstanding liabilities of $16,924. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $0 as of March 31, 2010. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal revenues to date. There is no assurance we will ever profitability.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS

MADSEN & ASSOCIATES, CPA's INC.
Certified Public Accountants and Business Consultants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Viking Minerals, Inc.

We have audited the accompanying balance sheet of Viking Minerals, Inc. (development stage company) at March 31, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2010 and 2009, and the period March 24, 2006 (date of inception) to March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board ("PCAOB"). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Viking Minerals, Inc. as of May 31, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2010 and 2009, and the period March 24, 2006 (date of inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service any debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are disclosed in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Madsen & Associates CPA's, Inc.
-------------------------------------------
Murray, Utah
July 28, 2010

                              Viking Minerals Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)
--------------------------------------------------------------------------------


                                                    As of              As of
                                                   March 31           March 31
                                                     2010               2009
                                                   --------           --------
Assets

Current assets
  Cash                                             $     --           $     --
                                                   --------           --------
Total current assets                                     --                 --
                                                   --------           --------

Total Assets                                       $     --           $     --
                                                   ========           ========

Liabilities

Current liabilities
  Accounts payable                                 $ 16,924           $ 16,574
                                                   --------           --------
Total current liabilities                            16,924             16,574

                                                   --------           --------
Total Liabilities                                    16,924             16,574
                                                   --------           --------

Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,000,000 Shares Issued                          10,000             10,000
  Additional paid-in capital                         10,000             10,000
  Deficit accumuated during exploration period      (36,924)           (36,574)
                                                   --------           --------
Total stockholders deficit                          (16,924)           (16,574)
                                                   --------           --------

Total liabilites and stockholders equity           $     --           $     --
                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                           For the year       For the year       From inception
                                                              ending             ending        (March 24, 2006) to
                                                             March 31,          March 31,           March 31,
                                                               2010               2009                2010
                                                           ------------       ------------        ------------
                                                                                                   (unaudited)
Revenue                                                    $         --       $         --        $         --
                                                           ------------       ------------        ------------
Expenses
  Recognition of an Impairment Loss (Property Expenses)              --              2,812              25,624
  Accounting & Professional Fees                                    350                350              11,300
                                                           ------------       ------------        ------------
Total Expenses                                                      350              3,162              36,924

Net loss from operations                                           (350)            (3,162)            (36,924)
                                                           ------------       ------------        ------------

Net Income (Loss)                                          $       (350)      $     (3,162)       $    (36,924)
                                                           ============       ============        ============

Basic & Diluted (Loss) per Common Share                          (0.000)            (0.000)
                                                           ------------       ------------

Weighted Average Number of Common Shares                     10,000,000         10,000,000


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                From Inception (March 24, 2006) to March 31, 2010
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated
                                                                              During
                                            Common Stock        Paid in     Exploration     Total
                                         Shares      Amount     Capital        Stage        Equity
                                         ------      ------     -------        -----        ------
Balance March 24, 2006 (date of
 inception)

Issuance of common stock for cash
 at $0.02                              10,000,000    $10,000    $10,000      $     --      $ 20,000

Net operating loss for the year
 ended March 31, 2007                                                         (30,600)      (30,600)
                                      -----------    -------    -------      --------      --------
Balance, March 31, 2007                10,000,000     10,000     10,000       (30,600)      (10,600)

Net operating loss for the year
 ended March 31, 2008                                                          (2,812)       (2,812)
                                      -----------    -------    -------      --------      --------
Balance, March 31, 2008                10,000,000     10,000     10,000       (33,412)      (13,412)

Net operating loss for the year
 ended March 31, 2009                                                          (3,162)       (3,162)
                                      -----------    -------    -------      --------      --------
Balance, March 31, 2009                10,000,000     10,000     10,000       (36,574)      (16,574)

Net operating loss for the year
 ended March 31, 2010                                                            (350)         (350)
                                      -----------    -------    -------      --------      --------

Balance, March 31, 2010                10,000,000    $10,000    $10,000      $(36,924)     $(16,924)
                                      ===========    =======    =======      ========      ========


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                        For the year      For the year      From inception
                                                           ending            ending       (March 24, 2006) to
                                                          March 31,         March 31,          March 31,
                                                            2010              2009               2010
                                                          --------          --------           --------
                                                                                              (unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                       $   (350)         $ (3,162)          $(36,924)
  Recognition of an Impairment Loss (Mineral Claims)            --             2,812             25,624
  Accounts payable and accrued liability                       350             3,162             16,924
                                                          --------          --------           --------
NET CASH USED IN OPERATING ACTIVITIES                           --             2,812              5,624

INVESTING ACTIVITIES
  Purchase of mineral claim                                     --            (2,812)           (25,624)
                                                          --------          --------           --------
NET CASH USED IN INVESTING ACTIVITIES                           --            (2,812)           (25,624)

FINANCING ACTIVITIES
  Paid in Capital                                               --                --             10,000
  Shares Issued                                                 --                --             10,000
                                                          --------          --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       --                --             20,000

Cash at beginning of period                                     --                --                 --
                                                          --------          --------           --------

CASH AT END OF PERIOD                                     $     --          $     --           $     --
                                                          ========          ========           ========
Cash Paid For:
  Interest                                                $     --          $     --           $     --
                                                          ========          ========           ========
  Income Tax                                              $     --          $     --           $     --
                                                          ========          ========           ========


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                            Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010
--------------------------------------------------------------------------------

1. ORGANIZATION

The company was incorporated under the laws of the state of Nevada on March 24, 2006 with 75,000,000 authorized common shares with a par value of $0.001.

The company was organized for the purpose of acquiring and developing mineral claims. The company acquired a mineral claim with unknown reserves and abandoned it during 2009. The company does not presently have any operations and is considered to be in the development stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHODS

The company recognizes income and expenses based on the accrual method of accounting.

DIVIDEND POLICY

The company has not yet adapted a policy regarding payment of dividends.

INCOME TAX

The company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

On March 31, 2010, the company had a net operating loss available for carryforward of $36,924. The income tax benefit of approximately $11,100 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has benn unable to project a reliable estimated net income for the future. The net operating loss will expire in 2030.

FINANCIAL AND CONCENTRATIONS RISK

The company has no financial and concentrations risks.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

ADVERTISING AND MARKET DEVELOPMENT

The company expenses advertising and market development costs are research data expenses.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

ENVIRONMENTAL REQUIREMENTS

At the report date environmental requirements related to a formally held mineral claim are unknown and therefore any estimate of future costs cannot be made.

MINERAL PROPERTY ACQUISITIONS COSTS

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUISITION OF A MINERAL CLAIM

During 2006 the company acquired mineral claims for $20,000 known as the CBL Property, located near Nimpkish Lake, Northern Vancouver Island, about 300 kilometers northwest of Vancouver, BC containing thre MTO cell claims totaling approximately 639 hectares. The claims where abandonded during 2009 and therefore the company has no further interest in them.

The acquisitions costs have been inpaired and expensed during 2007 because there had been no exploration activities nor had there been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable.

4. CAPITAL STOCK

From its inception the company has issued 10,000,000 private placement common shares for cash of $20,000.

5. SIGNIFICANT TRANSACTOINS WITH RELATED PARTIES

Officer-directors have acquired 72% of the outstanding common capital stock of the company.

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the company has developed a strategy which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investments, which will enable the company to continue operations for the coming year.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through to the date of this report and has found no material event to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2011.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
  Officer and/or Director          Age     Position
  -----------------------          ---     --------
    Charles Irizarry               46      President, Chief Executive Officer
                                           and Director

For the past five years, Charles Irizarry has been engaged in the resource sector, managing and directing resource exploration companies. Since 1995, Mr. Irizarry has been president of a private consulting firm that provides management support and consulting advice to junior resource companies. From 2005 to 2008, Mr. Irizarry was the President of a coal exploration company that was engaged in the exploration of coal properties in Mexico. Mr. Irizarry studied business in state college and is completing his Masters in Business Administration. Under the direction of Mr. Irizarry, the Company plans to expand its business to seek high quality resource projects with good exploration and production potential.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or directors who collectively devote approximately 10 hours per week to company matters.

Our officers and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officers and directors have not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. We pay our consulting geologist the usual and customary rates received by geologists performing similar consulting services.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

     *    Compliance with applicable governmental laws, rules and regulations;

     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending March 31, 2010:

                                        Annual Compensation                  Long Term Compensation
                                 ---------------------------------    ----------------------------------
                                                                      Restricted
                                                      Other Annual      Stock     Options/*     LTIP         All Other
Name        Title        Year    Salary($)   Bonus    Compensation     Awarded     SARs(#)    Payouts($)   Compensation
----        -----        ----    ---------   -----    ------------     -------     -------    ----------   ------------

Charles     President,    2010        0         0           0          100,000         0           0              0
Irizarry    CEO, CFO
            and
            Director


There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 29, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.


                                                              Amount and Nature
                                                                of Beneficial        Percentage of
Title of Class      Name and Address of Beneficial Owner         Ownership          Common Stock (1)
--------------      ------------------------------------         ---------          ---------------
Common Stock        Charles Irizarry                             7,300,000              72.3%
                    Suite 322 - 235 W. Brandon Blvd
                    Brandon, FL 33511


HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK
----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 29, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $0.

For the year ended March 31, 2010, there were $0 in fees charged to the company for audit services, audit-related services and tax services.

                                     PART IV

ITEM 15. EXHIBITS

Exhibit
Number                       Description
------                       -----------

 3(i)                 Articles of Incorporation*
 3(ii)                Bylaws*
31.1                  Sec. 302 Certification of Chief Executive Officer
31.2                  Sec. 302 Certification of Chief Financial Officer
32.1                  Sec. 906 Certification of Chief Executive Officer
32.2                  Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2010                   Viking Minerals Inc.


                                 By: /s/ Charles Irizarry
                                     -------------------------------------------
                                     Charles Irizarry, President and Chief
                                     Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 4, 2010                    Viking Minerals Inc.


                                  By: /s/ Charles Irizarry
                                      ------------------------------------------
                                      Charles Irizarry,  President,  Treasurer
                                      and Chief Financial Officer (Principal
                                      Executive Officer and Principal Accounting
                                      Officer)