Form 10-K/A
period 2010-03-31
Viking Minerals Inc.
filed 2010-08-06
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 6, 2010, the registrant had 10,100,000 shares of common stock issued and outstanding.

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

4. CAPITAL STOCK

On inception the company issued 10,000,000 private placement common shares for cash of $20,000. On May 18, 2010 the company issued an additional 100,000 shares for services at a deemed price of $0.075 per share.

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

7. SUBSEQUENT EVENTS

On May 18, 2010 the company issued an additional 100,000 shares for services at a deemed price of $0.075 per share.

With the exception of the above stated share issuance, the Company has evaluated subsequent events from the balance sheet date through to the date of this report and has found no material event to report.

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

August 6, 2010                   Viking Minerals Inc.


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

August 6, 2010                    Viking Minerals Inc.


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