Form 10-K/A
period 2010-03-31
Viking Minerals Inc.
filed 2010-08-10
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Viking Minerals, Inc. as of March 31, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2010 and 2009, and the period March 24, 2006 (date of inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

On March 31, 2010, the company had a net operating loss available for carryforward of $36,924. The income tax benefit of approximately $11,100 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will expire in 2030.

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

3. ACQUISITION OF A MINERAL CLAIM

During 2006 the company acquired mineral claims for $20,000 known as the CBL Property, located near Nimpkish Lake, Northern Vancouver Island, about 300 kilometers northwest of Vancouver, BC containing three MTO cell claims totaling approximately 639 hectares. The claims where abandoned during 2009 and therefore the company has no further interest in them.

The acquisitions costs have been impaired and expensed during 2007 because there had been no exploration activities nor had there been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable.

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

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years:

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

August 9, 2010                   Viking Minerals Inc.


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

August 9, 2010                    Viking Minerals Inc.


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