Form 10-Q
period 2006-12-31
Viking Minerals Inc.
filed 2010-10-06
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from __________ to __________

                       Commission File Number: 333-139482


                              VIKING MINERALS INC.
             (Exact name of Registrant as specified in its charter)

            Nevada                                               98-0492900
 (State or other jurisdiction                                  (I.R.S.Employer
of incorporation or organization)                            Identification No.)

     Suite 322 - 235 W. Brandon Blvd
          Brandon, FL 33511                           Telephone: 954-616-9168
(Address of principal executive offices)         (Registrant's telephone number,
                                                        including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,000,000 shares of common stock issued and outstanding on December 31, 2006 and 10,100,000 shares issued and outstanding as of October 5, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                       As of            As of
                                                    December 31,      August 31,
                                                       2006             2006
                                                     --------         --------
                                                   (Unaudited)        (Audited)

Assets

Current assets
  Cash                                               $     --         $     --
                                                     --------         --------
Total current assets                                       --               --

Total Assets                                         $     --         $     --
                                                     ========         ========

Liabilities

Current liabilities
  Accounts payable                                   $  3,000         $    855
                                                     --------         --------
Total current liabilities                               3,000              855

Long Term Liabilities                                      --               --

Total Liabilities                                    $  3,000         $    855
                                                     --------         --------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,000,000 Shares Issued                            10,000           10,000
  Additional paid-in capital                           10,000           10,000
  Deficit accumuated during exploration period        (23,000)         (20,855)
                                                     --------         --------
Total stockholders deficit                             (3,000)            (855)

                                                     --------         --------
Total liabilites and stockholders equity             $     --         $     --
                                                     ========         ========



            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                                           For the three month         From inception
                                                              period ended          (March 24, 2006) to
                                                              December 31,              December 31,
                                                                  2006                      2006
                                                              ------------              ------------
Revenue                                                       $         --              $         --
                                                              ------------              ------------
Expenses
  Recognition of an Impairment Loss (Property Expenses)                 --                    20,000
  Accounting & Professional Fees                                        --                     3,000
                                                              ------------              ------------
Total Expenses                                                          --                    23,000
                                                              ------------              ------------

Net Income (Loss)                                             $         --              $    (23,000)
                                                              ============              ============

Basic & Diluted (Loss) per Common Share                             (0.000)                   (0.002)
                                                              ------------              ------------

Weighted Average Number of Common Shares                        10,000,000                10,000,000


            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
              From Inception (March 24, 2006) to December 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                           Deficit
                                                                         Accumulated
                                                                           During
                                         Common Stock        Paid in     Development      Total
                                      Shares      Amount     Capital        Stage        Equity
                                      ------      ------     -------        -----        ------
Issuance of common stock
 for cash at $0.02                10,000,000     $10,000     $10,000      $     --      $ 20,000

Net (Loss) for period                                                      (20,855)      (20,855)
                                 -----------     -------     -------      --------      --------
Balance, August 31, 2006          10,000,000      10,000      10,000       (20,855)         (855)
                                 -----------     -------     -------      --------      --------

Net (Loss) for period                                                       (2,145)       (2,145)
                                 -----------     -------     -------      --------      --------

Balance, December 31, 2006        10,000,000     $10,000     $10,000      $(23,000)     $ (3,000)
                                 ===========     =======     =======      ========      ========


            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                 For the three month       From inception
                                                                    period ended        (March 24, 2006) to
                                                                    December 31,            December 31,
                                                                        2006                    2006
                                                                      --------                --------
OPERATING ACTIVITIES
  Net income (loss)                                                   $     --                $(23,000)
  Recognition of an Impairment Loss (Mineral Claims)                        --                  20,000
  Accounts payable                                                          --                   3,000
                                                                      --------                --------
NET CASH USED IN OPERATING ACTIVITIES                                       --                      --

INVESTING ACTIVITES
  Purchase of mineral claim                                                 --                 (20,000)
                                                                      --------                --------
NET CASH USED IN INVESTING ACTIVITIES                                       --                 (20,000)

FINANCING ACTIVITIES
  Paid in Capital                                                           --                  10,000
  Shares Issued                                                             --                  10,000
                                                                      --------                --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   --                  20,000

Cash at beginning of period                                                 --                      --
                                                                      --------                --------

CASH AT END OF PERIOD                                                 $     --                $     --
                                                                      ========                ========
Cash Paid For:
  Interest                                                            $     --                $     --
                                                                      ========                ========
  Income Tax                                                          $     --                $     --
                                                                      ========                ========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service                        $     --                $     --
                                                                      ========                ========
  Stock issued for accounts payable                                   $     --                $     --
                                                                      ========                ========
  Stock issued for notes payable and interest                         $     --                $     --
                                                                      ========                ========
  Stock issued for convertible debentures and interest                $     --                $     --
                                                                      ========                ========
  Convertible debentures issued for services                          $     --                $     --
                                                                      ========                ========
  Warrants issued                                                     $     --                $     --
                                                                      ========                ========
  Stock issued for penalty on default of convertible debentures       $     --                $     --
                                                                      ========                ========
  Note payable issued for finance charges                             $     --                $     --
                                                                      ========                ========
  Forgiveness of note payable and accrued interest                    $     --                $     --
                                                                      ========                ========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                            Development Stage Company
                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                December 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

1. ORGANIZATION

The company was incorporated under the laws of the state of Nevada on March 24, 2006 with 75,000,000 authorized common shares with a par value of $0.001.

The company was organized for the purpose of acquiring and developing mineral claims. The company acquired a mineral claim with unknown reserves and abandoned it in 2009. The company is presently seeking mineral claims for development and is considered to be in the development stage.

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

4. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

OVERVIEW

Viking Minerals Inc. was incorporated in the State of Nevada as a for-profit company on March 24, 2006. The Company is a development stage company that is presently seeking mineral claims for development.

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended December 31, 2006 we had no cash on hand. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity or debt financing to fund our operations over the next 12 months. Management cautions that financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through equity financing we will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. If the company cannot raise proceeds via a financing through its common stock or secure debt financing it would be required to cease business operations. As a result, investors in the company would lose all of their investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for current operations. We will use third party consultants should we require assistance in any activities.

OFF BALANCE SHEET ARRANGMENT

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by

Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of the date of this 10-Q management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and
ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending December 31, 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                       Description of Exhibit
--------------                       ----------------------

     3.1               Articles of Incorporation (1)

     3.2               Bylaws (1)

    31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

    32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

----------
(1) Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on December 19, 2006.

ITEM 9: DISAGREEMENTS ON ACCOUNTING AND FINANCIALS DISCLOSURE MATTERS

The company had no independent accountant review the financials for this period, in accordance with Rule 3-11 of Regulation S-X.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 5, 2010

          Signature                                   Title
          ---------                                   -----


By: /s/ Charles Irizarry                     Chief Executive Officer,
   ---------------------------------         Chief Financial Officer,
   Charles Irizarry                          President, Secretary, Treasurer
                                             and Director (Principal Executive
                                             Officer and Principal Accounting
                                             Officer)