Form 10-K
period 2007-03-31
Viking Minerals Inc.
filed 2010-10-06
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2007 the registrant had 10,000,000 shares of common stock issued and outstanding. As of October 5, 2010 the registrant had 10,100,000 shares of common stock issued and outstanding.

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

Item 4.  Submission of Matters to a Vote of Security Holders................. 10

Item 5.  Market for Common Equity and Related Stockholder Matters............ 10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 11

Item 8.  Financial Statements................................................ 13

Item 9.  Changes in and Disagreements with Accountants on Financial
         Disclosure.......................................................... 20

Item 9A. Controls and Procedures............................................. 20

Item 10. Directors, Executive Officers and Control Persons................... 22

Item 11. Executive Compensation.............................................. 23

Item 12. Security Ownership of Certain Beneficial Owners and Management...... 23

Item 13. Certain Relationships and Related Transactions...................... 24

Item 14. Principal Accounting Fees and Services.............................. 24

Item 15. Exhibits............................................................ 25

Signatures................................................................... 25

                                     PART I

ITEM 1. BUSINESS

SUMMARY

COMPANY OVERVIEW

Viking Minerals Inc. ("Viking Minerals" or the "Company") was organized under the laws of the State of Nevada on March 24, 2006 to explore mineral properties in North America.

Viking Minerals was formed to engage in the exploration of mineral properties for gold, silver, copper and other metals. The Company staked a prospect that contained three MTO cell claims totaling 639.0124 hectares located near Nimpkish Lake, Northern Vancouver Island, about 300 kilometers northwest of Vancouver, BC., called the CBL Property. The CBL Property was staked to cover a series of known (Wolf, BC Minfile # 92L 121) and recently discovered Zn, Cu, Fe, Au, Ag mineralized skarn deposits and a large area of pure white marble of excellent industrial mineral and decorative potential. The company deemed the CBL property not worthy of further exploration and let the claim lapse in 2009.

We are a development stage company seeking properties of merit to explore and develop but we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete an exploration program. We are contemplating raising additional capital to finance future exploration programs. No final decisions regarding the program or financing have been made at this time but we will require financing to commence and complete future explorations. There is substantial doubt about our financial prospects and the Company's ability to continue as a going concern.

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

We have accrued net losses of $23,000 for the period from inception (March 24, 2006) to March 31, 2007, and have had no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. There is substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider these comments when determining if an investment in our company is suitable.

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

Our management currently devotes up to 10 hours per week providing services to the company. While we presently possess adequate time to attend to our interest, it is possible that the demands from other obligations could increase, with the result that we would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development. There is no guarantee that we will have sufficient time to devote to the management of our business.

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

ESTIMATES OF ANY MINERAL RESERVES THAT WE MAKE MAY BE INACCURATE WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

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

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" WILL LIMIT THE TRADING AND LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2007.

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

We incurred expenses of $23,000 from inception (March 24, 2006) to the year ending March 31, 2007. These expenses consisted of general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and recognition of impairment loss on the properties purchased. Our net loss from inception (March 24, 2006) to the year ending March 31, 2007 was $23,000.

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues there is no assurance we will ever reach profitability.

The following table provides selected financial data about our company for the years ended March 31, 2005 and 2006.

            Balance Sheet Data:           3/31/07           3/31/06
            -------------------           -------           -------
            Cash                          $     0           $     0
            Total liabilities             $ 3,000           $     0
            Shareholders' equity          $(3,000)          $     0

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2007 was $0 with outstanding liabilities of $3,000. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $0 as of March 31, 2007. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

ITEM 8. FINANCIAL STATEMENTS

Our financial statements are unaudited, submitted in accordance with Reg. 210.3-11 of Regulation S-X.


                              Viking Minerals Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)


                                                     As of              As of
                                                   March 31,          March 31,
                                                     2007               2006
                                                   --------           --------
Assets

Current assets
  Cash                                             $     --           $     --
                                                   --------           --------
Total current assets                                     --                 --
                                                   --------           --------

Total Assets                                       $     --           $     --
                                                   ========           ========

Liabilities

Current liabilities
  Accounts payable                                    3,000                 --
                                                   --------           --------
Total current liabilities                             3,000                 --

                                                   --------           --------
Total Liabilities                                     3,000                 --
                                                   --------           --------

Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,000,000 Shares Issued                          10,000             10,000
  Additional paid-in capital                         10,000             10,000
  Deficit accumuated during exploration period      (23,000)           (20,000)
                                                   --------           --------
Total stockholders deficit                           (3,000)                --
                                                   --------           --------

Total liabilites and stockholders equity           $     --           $     --
                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                                     For the             From inception        From inception
                                                   year ending         (March 24, 2006) to   (March 24, 2006) to
                                                    March 31,               March 31,              March 31,
                                                      2007                   2006                   2007
                                                  ------------           ------------           ------------
                                                   (unaudited)            (unaudited)            (unaudited)
Revenue                                           $         --           $         --           $         --
                                                  ------------           ------------           ------------
Expenses
  Recognition of an Impairment Loss
   (Property Expenses)                                      --                 20,000                 20,000
  Accounting & Professional Fees                         3,000                     --                  3,000
                                                  ------------           ------------           ------------
Total Expenses                                           3,000                 20,000                 23,000

Net loss from operations                                (3,000)               (20,000)               (23,000)
                                                  ------------           ------------           ------------

Net Income (Loss)                                 $     (3,000)          $    (20,000)          $    (23,000)
                                                  ============           ============           ============

Basic & Diluted (Loss) per Common Share                 (0.000)                (0.002)
                                                  ------------           ------------

Weighted Average Number of Common Shares            10,000,000             10,000,000


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
               From Inception (March 24, 2006) to March 31, 2007
                             (Stated in US Dollars)

                                                                                     Deficit
                                                                                   Accumulated
                                                                                     During
                                                   Common Stock        Paid in     Development      Total
                                                Shares      Amount     Capital        Stage        Equity
                                                ------      ------     -------        -----        ------

Balance March 24, 2006 (date of inception)

Issuance of common stock for cash at $0.02    10,000,000   $10,000     $10,000     $     --      $ 20,000

Net operating loss for the year ended
 March 31, 2006                                                                     (20,000)      (20,000)
                                             -----------   -------     -------     --------      --------
Balance, March 31, 2006                       10,000,000    10,000      10,000      (20,000)           --

Net operating loss for the year ended
 March 31, 2007                                                                      (3,000)       (3,000)
                                             -----------   -------     -------     --------      --------

Balance, March 31, 2007                       10,000,000   $10,000     $10,000     $(23,000)     $ (3,000)
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

                              Viking Minerals Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)


                                                    For the          From inception        From inception
                                                  year ending      (March 24, 2006) to   (March 24, 2006) to
                                                   March 31,            March 31,              March 31,
                                                     2007                2006                   2007
                                                   --------            --------               --------
                                                  (unaudited)         (unaudited)            (unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                $ (3,000)           $(20,000)              $(23,000)
  Recognition of an Impairment Loss
   (Mineral Claims)                                      --              20,000                 20,000
  Accounts payable and accrued liability              3,000                  --                  3,000
                                                   --------            --------               --------
NET CASH USED IN OPERATING ACTIVITIES                    --                  --                     --

INVESTING ACTIVITIES
  Purchase of mineral claim                              --             (20,000)               (20,000)
                                                   --------            --------               --------
NET CASH USED IN INVESTING ACTIVITIES                    --             (20,000)               (20,000)

FINANCING ACTIVITIES
  Paid in Capital                                        --              10,000                 10,000
  Shares Issued                                          --              10,000                 10,000
                                                   --------            --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                --              20,000                 20,000

Cash at beginning of period                              --                  --                     --
                                                   --------            --------               --------

CASH AT END OF PERIOD                              $     --            $     --               $     --
                                                   ========            ========               ========
Cash Paid For:
  Interest                                         $     --            $     --               $     --
                                                   ========            ========               ========

  Income Tax                                       $     --            $     --               $     --
                                                   ========            ========               ========


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                            Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007


1. ORGANIZATION

The company was incorporated under the laws of the state of Nevada on March 24, 2006 with 75,000,000 authorized common shares with a par value of $0.001.

The company was organized for the purpose of acquiring and developing mineral claims. The company acquired a mineral claim with unknown reserves and abandoned it during 2009. The company is presently seeking properties of merit to explore and develop.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

The company has no independent accountant for this 10-K in accordance with Rule 3-11 of Regulation S-X

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2007.

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

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years.

                                        Annual Compensation                  Long Term Compensation
                                 ---------------------------------    ----------------------------------
                                                                      Restricted
                                                      Other Annual      Stock     Options/*     LTIP         All Other
Name        Title        Year    Salary($)   Bonus    Compensation     Awarded     SARs(#)    Payouts($)   Compensation
----        -----        ----    ---------   -----    ------------     -------     -------    ----------   ------------

Charles     President,    2010      $0        $0           $0          100,000        $0          $0             $0
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 5, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.


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
                    Suite 322 - 235 W. Brandon Blvd
                    Brandon, FL 33511

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 5, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2007, the total fees charged to the company for audit services, including quarterly reviews, were $3,000.

For the year ended March 31, 2006, there were $0 in fees charged to the company for audit services, audit-related services and tax services.

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

October 5, 2010                  Viking Minerals Inc.


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

October 5, 2010                  Viking Minerals Inc.


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