Form 10-K
period 2008-03-31
Viking Minerals Inc.
filed 2010-10-06
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2008 the registrant had 10,000,000 shares of common stock issued and outstanding. As of October 5, 2010 the registrant had 10,100,000 shares of common stock issued and outstanding.

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

We have accrued net losses of $33,412 for the period from inception (March 24, 2006) to March 31, 2008, and have had no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. There is substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider these comments when determining if an investment in our company is suitable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2008.

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

We incurred expenses of $33,412 from inception (March 24, 2006) to the year ending March 31, 2008. These expenses consisted of general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and recognition of impairment loss on the properties purchased. Our net loss from inception (March 24, 2006) to the year ending March 31, 2008 was $23,000.

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues there is no assurance we will ever reach profitability.

The following table provides selected financial data about our company for the years ended March 31, 2005 and 2006.

           Balance Sheet Data:            3/31/07            3/31/06
           -------------------            -------            -------
           Cash                          $      0           $      0
           Total liabilities             $ 13,412           $  3,000
           Shareholders' equity          $(13,412)          $ (3,000)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $0 with outstanding liabilities of $13,412. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $0 as of March 31, 2008. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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


                              Viking Minerals Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)


                                                    As of              As of
                                                   March 31,          March 31,
                                                     2008               2007
                                                   --------           --------
Assets

Current assets
  Cash                                             $     --           $     --
                                                   --------           --------
Total current assets                                     --                 --
                                                   --------           --------

Total Assets                                       $     --           $     --
                                                   ========           ========

Liabilities

Current liabilities
  Accounts payable                                 $ 13,412           $  3,000
                                                   --------           --------
Total current liabilities                            13,412              3,000

                                                   --------           --------
Total Liabilities                                    13,412              3,000
                                                   --------           --------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,000,000 Shares Issued                          10,000             10,000
  Additional paid-in capital                         10,000             10,000
  Deficit accumuated during exploration period      (33,412)           (23,000)
                                                   --------           --------
Total stockholders deficit                          (13,412)            (3,000)
                                                   --------           --------

Total liabilites and stockholders equity           $     --           $     --
                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                                 For the                For the            From inception
                                               year ending            year ending       (March 24, 2006) to
                                                March 31,              March 31,              March 31,
                                                  2008                   2007                   2008
                                              ------------           ------------           ------------
                                               (unaudited)            (unaudited)            (unaudited)
Revenue                                       $         --           $         --           $         --
                                              ------------           ------------           ------------
Expenses
  Recognition of an Impairment Loss
   (Property Expenses)                               2,812                     --                 22,812
  Accounting & Professional Fees                     7,600                  3,000                 10,600
                                              ------------           ------------           ------------
Total Expenses                                      10,412                  3,000                 33,412

Net loss from operations                           (10,412)                (3,000)               (33,412)
                                              ------------           ------------           ------------

Net Income (Loss)                             $    (10,412)          $     (3,000)          $    (33,412)
                                              ============           ============           ============

Basic & Diluted (Loss) per Common Share             (0.001)                (0.000)
                                              ------------           ------------

Weighted Average Number of Common Shares        10,000,000             10,000,000


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
               From Inception (March 24, 2006) to March 31, 2008
                             (Stated in US Dollars)

                                                                                     Deficit
                                                                                   Accumulated
                                                                                     During
                                                   Common Stock        Paid in     Development      Total
                                                Shares      Amount     Capital        Stage        Equity
                                                ------      ------     -------        -----        ------

Balance March 24, 2006 (date of inception)

Issuance of common stock for cash at $0.02    10,000,000   $10,000     $10,000     $     --      $ 20,000

Net operating loss for the year ended
 March 31, 2006                                                                     (20,000)      (20,000)
                                             -----------   -------     -------     --------      --------
Balance, March 31, 2006                       10,000,000    10,000      10,000      (20,000)           --

Net operating loss for the year ended
 March 31, 2007                                                                      (3,000)       (3,000)
                                             -----------   -------     -------     --------      --------

Balance, March 31, 2007                       10,000,000    10,000      10,000      (23,000)       (3,000)

Net operating loss for the year ended
 March 31, 2008                                                                     (10,412)      (10,412)
                                             -----------   -------     -------     --------      --------

Balance, March 31, 2008                       10,000,000   $10,000     $10,000     $(33,412)     $(13,412)
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

                              Viking Minerals Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                    For the           For the       From inception
                                                  year ending       year ending   (March 24, 2006) to
                                                   March 31,         March 31,         March 31,
                                                     2008              2007              2008
                                                   --------          --------          --------
                                                  (unaudited)       (unaudited)       (unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                $(10,412)         $ (3,000)         $(33,412)
  Recognition of an Impairment Loss
   (Mineral Claims)                                      --                --            22,812
  Accounts payable and accrued liability             10,412             3,000            13,412
                                                   --------          --------          --------
NET CASH USED IN OPERATING ACTIVITIES                    --                --             2,812

INVESTING ACTIVITIES
  Purchase of mineral claim                              --                --           (22,812)
                                                   --------          --------          --------
NET CASH USED IN INVESTING ACTIVITIES                    --                --           (22,812)

FINANCING ACTIVITIES
  Paid in Capital                                        --                --            10,000
  Shares Issued                                          --                --            10,000
                                                   --------          --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                --                --            20,000

Cash at beginning of period                              --                --                --
                                                   --------          --------          --------

CASH AT END OF PERIOD                              $     --          $     --          $     --
                                                   ========          ========          ========

Cash Paid For:
  Interest                                         $     --          $     --          $     --
                                                   ========          ========          ========
  Income Tax                                       $     --          $     --          $     --
                                                   ========          ========          ========


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                            Development Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008


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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2008.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2008, the total fees charged to the company for audit services, including quarterly reviews, were $0.

For the year ended March 31, 2007, there were $3,000 in fees charged to the company for audit services, audit-related services and tax services.

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