Form 10-Q
period 2008-06-30
Viking Minerals Inc.
filed 2010-10-06
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,000,000 shares of common stock issued and outstanding on June 30, 2008 and 10,100,000 shares issued and outstanding as of October 5, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                    As of              As of
                                                   June 30,           March 31,
                                                     2008               2008
                                                   --------           --------
                                                  (Unaudited)        (Unaudited)

Assets

Current assets
  Cash                                             $     --           $     --
                                                   --------           --------
Total current assets                                     --                 --
                                                   --------           --------

Total Assets                                       $     --           $     --
                                                   ========           ========

Liabilities

Current liabilities
  Accounts payable                                 $ 13,412           $ 13,412
                                                   --------           --------
Total current liabilities                            13,412             13,412

Long Term Liabilities                                    --                 --
                                                   --------           --------
Total Liabilities                                    13,412             13,412
                                                   --------           --------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,000,000 Shares Issued                          10,000             10,000
  Additional paid-in capital                         10,000             10,000
  Deficit accumuated during exploration period      (33,412)           (33,412)
                                                   --------           --------
Total stockholders deficit                          (13,412)           (13,412)
                                                   --------           --------

Total liabilites and stockholders equity           $     --           $     --
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

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                              For the three month    For the three month       From inception
                                                  period ended           period ended       (March 24, 2006) to
                                                 June 30, 2008          June 30, 2007          June 30, 2008
                                                 -------------          -------------          -------------
Revenue                                           $        --            $        --            $        --
                                                  -----------            -----------            -----------
Expenses
  Recognition of an Impairment Loss
   (Property Expenses)                                     --                     --                 22,812
  Accounting & Professional Fees                           --                  7,600                 10,600
                                                  -----------            -----------            -----------
Total Expenses                                             --                  7,600                 33,412
                                                  -----------            -----------            -----------

Net Income (Loss)                                 $        --            $    (7,600)           $   (33,412)
                                                  ===========            ===========            ===========

Basic & Diluted (Loss) per Common Share                (0.000)                (0.001)
                                                  -----------            -----------

Weighted Average Number of Common Shares           10,000,000             10,000,000


            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                From Inception (March 24, 2006) to June 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                           Deficit
                                                                         Accumulated
                                                                           During
                                         Common Stock        Paid in     Development      Total
                                      Shares      Amount     Capital        Stage        Equity
                                      ------      ------     -------        -----        ------
Issuance of common stock for
 cash at $0.02                      10,000,000    $10,000    $10,000     $     --      $ 20,000

Net (Loss) for period                                                     (20,000)      (20,000)
                                   -----------    -------    -------     --------      --------
Balance, March 31, 2006             10,000,000     10,000     10,000      (20,000)           --
                                   -----------    -------    -------     --------      --------

Net (Loss) for period                                                      (3,000)       (3,000)
                                   -----------    -------    -------     --------      --------
Balance, March 31, 2007             10,000,000     10,000     10,000      (23,000)       (3,000)
                                   -----------    -------    -------     --------      --------

Net (Loss) for period                                                     (10,412)      (10,412)
                                   -----------    -------    -------     --------      --------

Balance, March 31, 2008             10,000,000     10,000     10,000      (33,412)      (13,412)
                                   -----------    -------    -------     --------      --------

Net (Loss) for period                                                          --            --
                                   -----------    -------    -------     --------      --------

Balance, June 30, 2008              10,000,000    $10,000    $10,000     $(33,412)     $(13,412)
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

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                              For the three month    For the three month       From inception
                                                  period ended           period ended       (March 24, 2006) to
                                                 June 30, 2008          June 30, 2007          June 30, 2008
                                                 -------------          -------------          -------------

OPERATING ACTIVITIES
  Net income (loss)                                $     --               $ (7,600)               $(33,412)
  Recognition of an Impairment Loss
   (Mineral Claims)                                      --                     --                  22,812
  Accounts payable                                       --                  7,600                  13,412
                                                   --------               --------                --------
NET CASH USED IN OPERATING ACTIVITIES                    --                     --                   2,812

INVESTING ACTIVITES
  Purchase of mineral claim                              --                     --                 (22,812)
                                                   --------               --------                --------
NET CASH USED IN INVESTING ACTIVITIES                    --                     --                 (22,812)

FINANCING ACTIVITIES
  Paid in Capital                                        --                     --                  10,000
  Shares Issued                                          --                     --                  10,000
                                                   --------               --------                --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                --                     --                  20,000

Cash at beginning of period                              --                     --                      --
                                                   --------               --------                --------

CASH AT END OF PERIOD                              $     --               $     --                $     --
                                                   ========               ========                ========
Cash Paid For:
  Interest                                         $     --               $     --                $     --
                                                   ========               ========                ========
  Income Tax                                       $     --               $     --                $     --
                                                   ========               ========                ========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service     $     --               $     --                $     --
                                                   ========               ========                ========
  Stock issued for accounts payable                $     --               $     --                $     --
                                                   ========               ========                ========
  Stock issued for notes payable and interest      $     --               $     --                $     --
                                                   ========               ========                ========
  Stock issued for convertible debentures and
   interest                                        $     --               $     --                $     --
                                                   ========               ========                ========
  Convertible debentures issued for services       $     --               $     --                $     --
                                                   ========               ========                ========
  Warrants issued                                  $     --               $     --                $     --
                                                   ========               ========                ========
  Stock issued for penalty on default of
   convertible debentures                          $     --               $     --                $     --
                                                   ========               ========                ========
  Note payable issued for finance charges          $     --               $     --                $     --
                                                   ========               ========                ========
  Forgiveness of note payable and accrued
   interest                                        $     --               $     --                $     --
                                                   ========               ========                ========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                            Development Stage Company
                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                  June 30, 2008
                             (Stated in US Dollars)
                                   (Unaudited)


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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended June 30, 2008 we had no cash on hand. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity or debt financing to fund our operations over the next 12 months. Management cautions that financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending June 30, 2008.

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