Form 10-Q
period 2009-09-30
Viking Minerals Inc.
filed 2010-10-06
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,000,000 shares of common stock issued and outstanding on September 30, 2009 and 10,100,000 shares issued and outstanding as of October 5, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                      As of            As of
                                                   September 30,     March 31,
                                                       2009            2009
                                                     --------        --------
                                                    (Unaudited)     (Unaudited)
Assets

Current assets
  Cash                                               $     --        $     --
                                                     --------        --------
Total current assets                                       --              --
                                                     --------        --------

Total Assets                                         $     --        $     --
                                                     ========        ========

Liabilities

Current liabilities
  Accounts payable                                   $ 16,574        $ 16,574
                                                     --------        --------
Total current liabilities                              16,574          16,574
                                                     --------        --------

Long Term Liabilities                                      --              --

Total Liabilities                                      16,574          16,574
                                                     --------        --------

Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,000,000 Shares Issued                            10,000          10,000
  Additional paid-in capital                           10,000          10,000
  Deficit accumuated during exploration period        (36,574)        (36,574)
                                                     --------        --------
Total stockholders deficit                            (16,574)        (16,574)
                                                     --------        --------

Total liabilites and stockholders equity             $     --        $     --
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

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                  (Unaudited)

                                           For the three month              For the six month
                                               period ended                    period ended            From inception
                                      ----------------------------     ---------------------------  (March 24, 2006) to
                                      September 30,   September 30,    September 30,  September 30,     September 30,
                                          2009            2008             2009           2008              2009
                                      ------------    ------------     ------------   ------------      ------------
Revenue                               $         --    $         --     $         --   $         --      $         --
                                      ------------    ------------     ------------   ------------      ------------

Expenses
  Recognition of an Impairment Loss
   (Property Expenses)                          --           2,812               --          2,812            25,624
  Accounting & Professional Fees                --              --               --             --            10,950
                                      ------------    ------------     ------------   ------------      ------------
Total Expenses                                  --           2,812               --          2,812            36,574
                                      ------------    ------------     ------------   ------------      ------------

Net Income (Loss)                     $         --    $     (2,812)    $         --   $     (2,812)     $    (36,574)
                                      ============    ============     ============   ============      ============

Basic & Diluted (Loss) per Common
 Share                                      (0.000)         (0.000)          (0.000)        (0.000)
                                      ------------    ------------     ------------   ------------
Weighted Average Number of Common
 Shares                                 10,000,000      10,000,000       10,000,000     10,000,000


            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
             From Inception (March 24, 2006) to September 30, 2009
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                           Deficit
                                                                         Accumulated
                                                                           During
                                         Common Stock        Paid in     Development      Total
                                      Shares      Amount     Capital        Stage        Equity
                                      ------      ------     -------        -----        ------
Issuance of common stock for
 cash at $0.02                      10,000,000    $10,000    $10,000     $     --      $ 20,000

Net (Loss) for period                                                     (20,000)      (20,000)
                                   -----------    -------    -------     --------      --------
Balance, March 31, 2006             10,000,000     10,000     10,000      (20,000)           --
                                   -----------    -------    -------     --------      --------

Net (Loss) for period                                                      (3,000)       (3,000)
                                   -----------    -------    -------     --------      --------
Balance, March 31, 2007             10,000,000     10,000     10,000      (23,000)       (3,000)
                                   -----------    -------    -------     --------      --------

Net (Loss) for period                                                     (10,412)      (10,412)
                                   -----------    -------    -------     --------      --------
Balance, March 31, 2008             10,000,000     10,000     10,000      (33,412)      (13,412)
                                   -----------    -------    -------     --------      --------

Net (Loss) for period                                                      (2,812)       (2,812)
                                   -----------    -------    -------     --------      --------
Balance, March 31, 2009             10,000,000     10,000     10,000      (36,224)      (16,224)
                                   -----------    -------    -------     --------      --------

Net (Loss) for period                                                          --            --
                                   -----------    -------    -------     --------      --------

Balance, September 30, 2009         20,000,000    $20,000    $20,000     $(36,574)     $(16,574)
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

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                               For the three month             For the six month
                                                   period ended                  period ended            From inception
                                            ------------------------       ------------------------   (March 24, 2006) to
                                          September 30,   September 30,  September 30,   September 30,    September 30,
                                              2009            2008           2009            2008             2009
                                            --------        --------       --------        --------         --------
OPERATING ACTIVITIES
  Net income (loss)                         $     --        $ (2,812)      $     --        $ (2,812)        $(36,574)
  Recognition of an Impairment Loss
   (Mineral Claims)                               --              --             --              --           25,624
  Accounts payable                                --           2,812             --           2,812           16,574
                                            --------        --------       --------        --------         --------
NET CASH USED IN OPERATING ACTIVITIES             --              --             --              --            5,624

INVESTING ACTIVITES
  Purchase of mineral claim                       --              --             --              --          (25,624)
                                            --------        --------       --------        --------         --------
NET CASH USED IN INVESTING ACTIVITIES             --              --             --              --          (25,624)

FINANCING ACTIVITIES
  Paid in Capital                                 --              --             --              --           10,000
  Shares Issued                                   --              --             --              --           10,000
                                            --------        --------       --------        --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES         --              --             --              --           20,000

Cash at beginning of period                       --              --             --              --               --
                                            --------        --------       --------        --------         --------
CASH AT END OF PERIOD                       $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========
Cash Paid For:
  Interest                                  $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========
  Income Tax                                $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========
Non-Cash Activities
  Shares issued in Lieu of Payment for
   Service                                  $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========
  Stock issued for accounts payable         $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========
  Stock issued for notes payable and
   interest                                 $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========
  Stock issued for convertible debentures
   and interest                             $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========
  Convertible debentures issued for
   services                                 $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========
  Warrants issued                           $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========
  Stock issued for penalty on default of
   convertible debentures                   $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========
  Note payable issued for finance charges   $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========
  Forgiveness of note payable and accrued
   interest                                 $     --        $     --       $     --        $     --         $     --
                                            ========        ========       ========        ========         ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

                              VIKING MINERALS INC.
                            Development Stage Company
                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                               September 30, 2009
                             (Stated in US Dollars)
                                   (Unaudited)


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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended September 30, 2009 we had no cash on hand. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity or debt financing to fund our operations over the next 12 months. Management cautions that financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending September 30, 2009.

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