Form 10-Q
period 2009-12-31
Viking Minerals Inc.
filed 2010-10-06
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,000,000 shares of common stock issued and outstanding on December 31, 2009 and 10,100,000 shares issued and outstanding as of October 5, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                    As of              As of
                                                  December 31,        March 31,
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

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                            For the three month               For the nine month
                                                period ended                     period ended             From inception
                                        -----------------------------    ----------------------------  (March 24, 2006) to
                                         December 31,    December 31,    December 31,     December 31,     December 31,
                                            2009             2008            2009            2008             2009
                                        ------------    ------------     ------------    ------------     ------------
Revenue                                 $        --     $        --      $        --     $        --      $        --
                                        -----------     -----------      -----------     -----------      -----------
Expenses
  Recognition of an Impairment Loss
   (Property Expenses)                           --              --               --           2,812           25,624
  Accounting & Professional Fees                 --              --               --              --           10,950
                                        -----------     -----------      -----------     -----------      -----------
Total Expenses                                   --              --               --           2,812           36,574
                                        -----------     -----------      -----------     -----------      -----------

Net Income (Loss)                       $        --     $        --      $        --     $    (2,812)     $   (36,574)
                                        ===========     ===========      ===========     ===========      ===========

Basic & Diluted (Loss) per Common
 Share                                       (0.000)         (0.000)          (0.000)         (0.000)
                                        -----------     -----------      -----------     -----------

Weighted Average Number of Common
 Shares                                  10,000,000      10,000,000       10,000,000      10,000,000


            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
              From Inception (March 24, 2006) to December 31, 2009
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                           Deficit
                                                                         Accumulated
                                                                           During
                                         Common Stock        Paid in     Development      Total
                                      Shares      Amount     Capital        Stage        Equity
                                      ------      ------     -------        -----        ------
Issuance of common stock for
 cash at $0.02                      10,000,000    $10,000    $10,000      $     --      $ 20,000

Net (Loss) for period                                                      (20,000)      (20,000)
                                   -----------    -------    -------      --------      --------
Balance, March 31, 2006             10,000,000     10,000     10,000       (20,000)           --
                                   -----------    -------    -------      --------      --------

Net (Loss) for period                                                       (3,000)       (3,000)
                                   -----------    -------    -------      --------      --------
Balance, March 31, 2007             10,000,000     10,000     10,000       (23,000)       (3,000)
                                   -----------    -------    -------      --------      --------

Net (Loss) for period                                                      (10,412)      (10,412)
                                   -----------    -------    -------      --------      --------
Balance, March 31, 2008             10,000,000     10,000     10,000       (33,412)      (13,412)
                                   -----------    -------    -------      --------      --------

Net (Loss) for period                                                       (3,162)       (3,162)
                                   -----------    -------    -------      --------      --------
Balance, March 31, 2009             10,000,000     10,000     10,000       (36,574)      (16,574)
                                   -----------    -------    -------      --------      --------

Net (Loss) for period                                                           --            --
                                   -----------    -------    -------      --------      --------

Balance, December 31, 2009          30,000,000    $30,000    $30,000      $(36,574)     $(16,574)
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

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                            For the three month               For the nine month
                                                period ended                     period ended             From inception
                                        -----------------------------    ----------------------------  (March 24, 2006) to
                                         December 31,    December 31,    December 31,     December 31,     December 31,
                                            2009             2008            2009            2008             2009
                                        ------------    ------------     ------------    ------------     ------------
OPERATING ACTIVITIES
  Net income (loss)                       $     --       $     --         $     --         $ (2,812)         $(36,574)
  Recognition of an Impairment Loss
   (Mineral Claims)                             --             --               --               --            25,624
  Accounts payable                              --             --               --            2,812            16,574
                                          --------       --------         --------         --------          --------
NET CASH USED IN OPERATING ACTIVITIES           --             --               --               --             5,624

INVESTING ACTIVITES
  Purchase of mineral claim                     --             --               --               --           (25,624)
                                          --------       --------         --------         --------          --------
NET CASH USED IN INVESTING ACTIVITIES           --             --               --               --           (25,624)

FINANCING ACTIVITIES
  Paid in Capital                               --             --               --               --            10,000
  Shares Issued                                 --             --               --               --            10,000
                                          --------       --------         --------         --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES       --             --               --               --            20,000

Cash at beginning of period                     --             --               --               --                --
                                          --------       --------         --------         --------          --------

CASH AT END OF PERIOD                     $     --       $     --         $     --         $     --          $     --
                                          ========       ========         ========         ========          ========
Cash Paid For:
  Interest                                $     --       $     --         $     --         $     --          $     --
                                          ========       ========         ========         ========          ========
  Income Tax                              $     --       $     --         $     --         $     --          $     --
                                          ========       ========         ========         ========          ========
Non-Cash Activities
  Shares issued in Lieu of Payment for
   Service                                $     --       $     --         $     --         $     --          $     --
                                          ========       ========         ========         ========          ========
  Stock issued for accounts payable       $     --       $     --         $     --         $     --          $     --
                                          ========       ========         ========         ========          ========
  Stock issued for notes payable and
   interest                               $     --       $     --         $     --         $     --          $     --
                                          ========       ========         ========         ========          ========
  Stock issued for convertible
   debentures and interest                $     --       $     --         $     --         $     --          $     --
                                          ========       ========         ========         ========          ========
  Convertible debentures issued for
   services                               $     --       $     --         $     --         $     --          $     --
                                          ========       ========         ========         ========          ========
  Warrants issued                         $     --       $     --         $     --         $     --          $     --
                                          ========       ========         ========         ========          ========
  Stock issued for penalty on default
   of convertible debentures              $     --       $     --         $     --         $     --          $     --
                                          ========       ========         ========         ========          ========
  Note payable issued for finance
   charges                                $     --       $     --         $     --         $     --          $     --
                                          ========       ========         ========         ========          ========
  Forgiveness of note payable and
   accrued interest                       $     --       $     --         $     --         $     --          $     --
                                          ========       ========          ========         ========          ========

            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                            Development Stage Company
                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                December 31, 2009
                             (Stated in US Dollars)
                                   (Unaudited)


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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended December 31, 2009 we had no cash on hand. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity or debt financing to fund our operations over the next 12 months. Management cautions that financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending December 31, 2009.

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