Form 10-Q
period 2010-06-30
Viking Minerals Inc.
filed 2010-10-06
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,100,000 shares of common stock issued and outstanding at October 5, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                    As of              As of
                                                   June 30,           March 31,
                                                     2010               2010
                                                   --------           --------
                                                  (Unaudited)        (Audited)
Assets

Current assets
  Cash                                             $     --           $     --
                                                   --------           --------
Total current assets                                     --                 --
                                                   --------           --------

Total Assets                                       $     --           $     --
                                                   ========           ========

Liabilities

Current liabilities
  Accounts payable                                 $ 17,749           $ 16,924
                                                   --------           --------
Total current liabilities                            17,749             16,924

Long Term Liabilities                                    --                 --

Total Liabilities                                    17,749             16,924
                                                   --------           --------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,100,000 Shares Issued                          10,100             10,000
  Additional paid-in capital                         17,400             10,000
  Deficit accumuated during exploration period      (45,249)           (36,924)
                                                   --------           --------
Total stockholders deficit                          (17,749)           (16,924)
                                                   --------           --------

Total liabilites and stockholders equity           $     --           $     --
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

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                              For the three month    For the three month       From inception
                                                  period ended           period ended       (March 24, 2006) to
                                                 June 30, 2010          June 30, 2009          June 30, 2010
                                                 -------------          -------------          -------------
Revenue                                          $         --           $         --           $         --
                                                 ------------           ------------           ------------
Expenses
  Recognition of an Impairment Loss
   (Property Expenses)                                     --                     --                 25,624
  Accounting & Professional Fees                        8,325                     --                 19,625
                                                 ------------           ------------           ------------
Total Expenses                                          8,325                     --                 45,249
                                                 ------------           ------------           ------------

Net Income (Loss)                                $     (8,325)          $         --           $    (45,249)
                                                 ============           ============           ============

Basic & Diluted (Loss) per Common Share                (0.001)                (0.000)
                                                 ------------           ------------

Weighted Average Number of Common Shares           10,048,352             10,000,000


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                              For the three month    For the three month       From inception
                                                  period ended           period ended       (March 24, 2006) to
                                                 June 30, 2010          June 30, 2009          June 30, 2010
                                                 -------------          -------------          -------------
OPERATING ACTIVITIES
  Net income (loss)                                 $ (8,325)             $   (350)              $(45,249)
  Recognition of an Impairment Loss
   (Mineral Claims)                                       --                    --                 25,624
  Accounts payable                                     8,325                   350                 25,249
                                                    --------              --------               --------
NET CASH USED IN OPERATING ACTIVITIES                     --                    --                  5,624

INVESTING ACTIVITES
  Purchase of mineral claim                               --                    --                (25,624)
                                                    --------              --------               --------
NET CASH USED IN INVESTING ACTIVITIES                     --                    --                (25,624)

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  --                    --                 20,000
                                                    --------              --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 --                    --                 20,000

Cash at beginning of period                               --                    --                     --
                                                    --------              --------               --------

CASH AT END OF PERIOD                               $     --              $     --               $     --
                                                    ========              ========               ========
Cash Paid For:
  Interest                                          $     --              $     --               $     --
                                                    ========              ========               ========
  Income Tax                                        $     --              $     --               $     --
                                                    ========              ========               ========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service      $     --              $     --               $     --
                                                    ========              ========               ========
  Stock issued for accounts payable                 $     --              $     --               $     --
                                                    ========              ========               ========
  Stock issued for notes payable and interest       $     --              $     --               $     --
                                                    ========              ========               ========
  Stock issued for convertible debentures and
   interest                                         $     --              $     --               $     --
                                                    ========              ========               ========
  Convertible debentures issued for services        $     --              $     --               $     --
                                                    ========              ========               ========
  Warrants issued                                   $     --              $     --               $     --
                                                    ========              ========               ========
  Stock issued for penalty on default of
   convertible debentures                           $     --              $     --               $     --
                                                    ========              ========               ========
  Note payable issued for finance charges           $     --              $     --               $     --
                                                    ========              ========               ========
  Forgiveness of note payable and accrued
   interest                                         $     --              $     --               $     --
                                                    ========              ========               ========

   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                            Development Stage Company
                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                  June 30, 2010
                             (Stated in US Dollars)
                                   (Unaudited)


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

On June 30, 2010, the company had a net loss available for carryforward of $45,249. The income tax benefit of approximately $13,575 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will expire in 2030.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to current period presentation.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 72% of the outstanding common capital stock of the company.

5. GOING CONCERN

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

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 5, 2010, which is the date the financial statements were issued.

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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended June 30, 2010 we had no cash on hand. We incurred operating expenses in the amount of $8,325 in the quarter ended June 30, 2010.

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

As of June 30, 2010 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as June 30, 2010 and communicated the matters to our management.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending June 30, 2010.

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