Form 10-Q
period 2010-09-30
Viking Minerals Inc.
filed 2010-11-18
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,100,000 shares of common stock issued and outstanding at November 17, 2010.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                         As of              As of
                                                      September 30,        March 31,
                                                          2010               2010
                                                        --------           --------
                                                      (Unaudited)          (Audited)
Assets

Current assets
  Cash                                                  $     --           $     --
                                                        --------           --------
Total current assets                                          --                 --

Total Assets                                            $     --           $     --
                                                        ========           ========

Liabilities

Current liabilities
  Accounts payable                                      $ 18,921           $ 16,924
                                                        --------           --------
Total current liabilities                                 18,921             16,924

Long Term Liabilities                                         --                 --

Total Liabilities                                       $ 18,921           $ 16,924
                                                        --------           --------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   75,000,00 Common Shares Authorized
   10,000,000 Shares Issued                               10,100             10,000
  Additional paid-in capital                              17,400             10,000
  Deficit accumuated during exploration period           (46,421)           (36,924)
                                                        --------           --------
Total stockholders deficit                               (18,921)           (16,924)

                                                        --------           --------

Total liabilites and stockholders equity                $     --           $     --
                                                        ========           ========


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                  For the Three Month Period Ended    For the Six Month Period Ended      From Inception
                                  --------------------------------    ------------------------------   (March 24, 2006) to
                                   September 30,    September 30,     September 30,    September 30,      September 30,
                                       2010             2009              2010             2009               2010
                                    -----------      -----------       -----------      -----------        -----------
Revenue                             $        --      $        --       $        --      $        --        $        --
                                    -----------      -----------       -----------      -----------        -----------
Expenses
  Recognition of an Impairment
   Loss (Property Expenses)                  --               --                --               --             25,624
  Accounting & Professional Fees          1,172               --             9,497               --             20,797
                                    -----------      -----------       -----------      -----------        -----------
Total Expenses                            1,172               --             9,497               --             46,421
                                    -----------      -----------       -----------      -----------        -----------

Net Income (Loss)                   $    (1,172)     $        --       $    (9,497)     $        --        $   (46,421)
                                    ===========      ===========       ===========      ===========        ===========

Basic & Diluted (Loss) per
 Common Share                             (0.00)          (0.000)            (0.00)          (0.000)
                                    -----------      -----------       -----------      -----------

Weighted Average Number of
 Common Shares                       10,100,000       10,000,000        10,073,770       10,000,000


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                 For the Three Month             For the Six Month
                                                    Period Ended                   Period Ended              From Inception
                                           -----------------------------   -----------------------------  (March 24, 2006) to
                                           September 30,   September 30,   September 30,   September 30,     September 30,
                                               2010            2009            2010            2009              2010
                                             --------        --------        --------        --------          --------
OPERATING ACTIVITIES
  Net income (loss)                          $ (1,172)       $     --        $ (9,497)       $     --          $(46,421)
  Recognition of an Impairment
   Loss (Mineral Claims)                           --              --              --              --            25,624
  Accounts payable                              1,172              --           1,997              --            18,921
                                             --------        --------        --------        --------          --------
NET CASH USED IN OPERATING ACTIVITIES              --              --          (7,500)             --            (1,876)

INVESTING ACTIVITES
  Purchase of mineral claim                        --              --              --              --           (25,624)
                                             --------        --------        --------        --------          --------
NET CASH USED IN INVESTING ACTIVITIES        $     --        $     --        $     --        $     --          $(25,624)

FINANCING ACTIVITIES
  Paid in Capital                                  --              --           7,400              --            17,400
  Shares Issued                                    --              --             100              --            10,100
                                             --------        --------        --------        --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES    $     --        $     --        $  7,500        $     --          $ 27,500

Cash at beginning of period                        --              --              --              --                --
                                             --------        --------        --------        --------          --------
CASH AT END OF PERIOD                        $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========
Cash Paid For:
  Interest                                   $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========
  Income Tax                                 $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========
NON-CASH ACTIVITIES
  Shares issued in Lieu of Payment
   for Service                               $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========
  Stock issued for accounts payable          $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========
  Stock issued for notes payable
   and interest                              $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========
  Stock issued for convertible
   debentures and interest                   $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========
  Convertible debentures issued for
   services                                  $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========
  Warrants issued                            $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========
  Stock issued for penalty on
   default of convertible debentures         $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========
  Note payable issued for finance
   charges                                   $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========
  Forgiveness of note payable and
   accrued interest                          $     --        $     --        $     --        $     --          $     --
                                             ========        ========        ========        ========          ========

   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                            Development Stage Company
                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                               September 30, 2010
                             (Stated in US Dollars)
                                   (Unaudited)


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

On September 30, 2010, the company had a net loss available for carryforward of $46,421. The income tax benefit of approximately $14,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will expire in 2030.

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

STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of six months or less to be cash equivalents.

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

3. CAPITAL STOCK

On inception the company issued 10,000,000 private placement common shares for cash of $20,000. On May 18, 2010 the company issued an additional 100,000 shares for services at a deemed price of $0.075 per share. Service provided was calculated by using 75 hours of consulting at a charge rate of $100 an hour.

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

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 17, 2010, which is the date the financial statements were issued.

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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended September 30, 2010 we had no cash on hand. We incurred operating expenses in the amount of $1,172 in the quarter ended September 30, 2010.

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

As of September 30, 2010 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as September 30, 2010 and communicated the matters to our management.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending September 30, 2010.

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

Date: November 17, 2010

          Signature                                  Title
          ---------                                  -----


By: /s/ Charles Irizarry             Chief Executive Officer, Chief Financial
   ----------------------------      Officer, President, Secretary, Treasurer
   Charles Irizarry                  and Director (Principal Executive Officer
                                     and Principal Accounting Officer)