Form 10-Q
period 2010-12-31
Viking Minerals Inc.
filed 2011-02-14
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2010

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from __________ to __________

                       Commission File Number: 333-139482


                              VIKING MINERALS INC.
             (Exact name of Registrant as specified in its charter)

            Nevada                                               98-0492900
  (State or other jurisdiction                                 (I.R.S.Employer
of incorporation or organization)                            Identification No.)

     7558 W.Thunderbird Ste. 486
          Peoria, AZ. 85381                                 602-885-9792
(Address of principal executive offices)         (Registrant's telephone number,
                                                         including area code)

                         Suite 322 - 235 W. Brandon Blvd
                                Brandon, FL 33511
       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 10,000,000 shares of common stock issued and outstanding on March 31, 2009 and 10,100,000 shares issued and outstanding as of December 31, 2010. On January 28, 2011 the company executed a forward split of 35 of its common shares for 1 common shares. As a result the total outstanding shares as of the date of this filing is 353,500,000.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                                         As of                As of
                                                                      December 31,           March 31,
                                                                          2010                 2010
                                                                       ----------           ----------
                                                                      (Unaudited)            (Audited)
Assets

Current assets
  Cash                                                                 $       --           $       --
                                                                       ----------           ----------
Total current assets                                                           --                   --

Total Assets                                                           $       --           $       --
                                                                       ==========           ==========

Liabilities

Current liabilities
  Accounts payable                                                     $   25,804           $   16,924
                                                                       ----------           ----------
Total current liabilities                                                  25,804               16,924

Long Term Liabilities                                                          --                   --
                                                                       ----------           ----------

Total Liabilities                                                      $   25,804           $   16,924
                                                                       ----------           ----------

Stockholders' Deficiency
  Common Stock, $0.001 par value;
   400,000,00 Common Shares authorized;
   353,500,000 shares issued and outstanding at December 31, 2010;
   350,000,000 shares issued and outstanding at March 31, 2010            353,500              350,000
  Additional paid-in capital                                             (326,000)            (330,000)
  Deficit accumuated during pre-exploration stage                         (53,304)             (36,924)
                                                                       ----------           ----------
Total stockholders deficit                                                (25,804)             (16,924)
                                                                       ----------           ----------

Total liabilites and stockholders equity                               $       --           $       --
                                                                       ==========           ==========

                The accompanying unaudited notes are an integral
                      part of these financial statements.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                          From inception
                                            For the three month                For the nine month        (March 24, 2006)
                                                period ended                      period ended                 to
                                        December 31,     December 31,     December 31,     December 31,    December 31,
                                            2010             2009             2010             2009            2010
                                        ------------     ------------     ------------     ------------    ------------
Revenue                                 $         --     $         --     $         --     $         --    $         --
                                        ------------     ------------     ------------     ------------    ------------
Expenses
  Recognition of an Impairment Loss
   (Property Expenses)                            --               --               --               --          25,624
  Accounting & Professional Fees               6,883               --           16,380               --          27,680
                                        ------------     ------------     ------------     ------------    ------------
Total Expenses                                 6,883               --           16,380               --          53,304
                                        ------------     ------------     ------------     ------------    ------------

Net Income (Loss)                       $     (6,883)    $         --     $    (16,380)    $         --    $    (53,304)
                                        ============     ============     ============     ============    ============
Basic & Diluted (Loss) per Common
 Share                                        (0.000)          (0.000)          (0.000)         (0.0000)
                                        ------------     ------------     ------------     ------------
Weighted Average Number of Common
 Shares                                  353,500,000      350,000,000      352,901,818      350,000,000


                The accompanying unaudited notes are an integral
                      part of these financial statements.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                          From inception
                                                             For the nine month           (March 24, 2006)
                                                                period ended                    to
                                                        December 31,      December 31,      December 31,
                                                           2010              2009              2010
                                                         --------          --------          --------
OPERATING ACTIVITIES
  Net income (loss)                                      $(16,380)         $     --          $(53,304)
  Recognition of an Impairment Loss                                                             5,624
   (Mineral Claims)                                            --                --                 2
  Accounts payable                                          8,880                --            25,804
                                                         --------          --------          --------
NET CASH USED IN OPERATING ACTIVITIES                      (7,500)               --            (1,876)

INVESTING ACTIVITES
  Purchase of mineral claim                                    --                --           (25,624)
                                                         --------          --------          --------
NET CASH USED IN INVESTING ACTIVITIES                          --                --           (25,624)

FINANCING ACTIVITIES
  Proceeds from issuance of common
   stock                                                    7,500                --            27,500
                                                         --------          --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   7,500                --            27,500

Cash at beginning of period                                    --                --                --
                                                         --------          --------          --------

CASH AT END OF PERIOD                                    $     --          $     --          $     --
                                                         ========          ========          ========
Cash Paid For:
  Interest                                               $     --          $     --          $     --
                                                         ========          ========          ========
  Income Tax                                             $     --          $     --          $     --
                                                         ========          ========          ========
NON-CASH ACTIVITIES
  Shares issued in Lieu of Payment for Service           $     --          $     --          $     --
                                                         ========          ========          ========
  Stock issued for accounts payable                      $     --          $     --          $     --
                                                         ========          ========          ========
  Stock issued for notes payable and interest            $     --          $     --          $     --
                                                         ========          ========          ========
  Stock issued for convertible debentures and interest   $     --          $     --          $     --
                                                         ========          ========          ========
  Convertible debentures issued for services             $     --          $     --          $     --
                                                         ========          ========          ========
  Warrants issued                                        $     --          $     --          $     --
                                                         ========          ========          ========
  Stock issued for penalty on default of convertible
   debentures                                            $     --          $     --          $     --
                                                         ========          ========          ========
  Note payable issued for finance charges                $     --          $     --          $     --
                                                         ========          ========          ========
Forgiveness of note payable and accrued interest         $     --          $     --          $     --
                                                         ========          ========          ========


                The accompanying unaudited notes are an integral
                      part of these financial statements.

                              VIKING MINERALS INC.
                            Development Stage Company
                    NOTES TO THE INTERM FINANCIAL STATEMENTS
                                December 31, 2010
                             (Stated in US Dollars)
                                   (Unaudited)


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

On December 31, 2010, the company had a net loss available for carryforward of $53,304. The income tax benefit of approximately $16,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will begin to expire in 2026.

FINANCIAL AND CONCENTRATIONS RISK

The company has no financial and concentrations risks.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive. In this case basic and diluted net loss per share are the same.

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

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

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

3. CAPITAL STOCK

On inception the company issued 10,000,000 private placement common shares for cash of $20,000. On May 18, 2010 the company issued an additional 100,000 shares for services at a deemed price of $0.075 per share. The value of these shares was calculated by using 75 hours of consulting at a charge rate of $100 an hour. On January 28, 2011 the company executed a forward split of 35 of its common shares for 1 common shares resulting in 353,500,000 total outstanding common shares. All share references in these financial statements have been retroactively adjusted for this stock split.

4. GOING CONCERN

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

5. SUBSEQUENT EVENTS

On January 10, 2011, the Company entered into an option agreement with Sundance Gold Ltd. ("Sundance") for the purchase of 20 mineral claims in the State of Nevada covering approximately 200 acres known as the Dolly Varden claims.

Under the terms of the agreement, the Company will pay to Sundance $25,000 upon signing of the Agreement, and will issue to Sundance 20,000,000 shares of its common stock to Sundance within two years of the signing of the Agreement.

In return, Viking will have the right to earn 70% of the Dolly Varden claims by conducting a $2,000,000 work program on the Dolly Varden claims over a period of two years from the date of the Agreement, of which $500,000 must be spent in the first six months from the date of the Agreement. Sundance will retain a 5% Net Smelter Return.

On January 18, 2011, the Company executed a forward split of its common stock on the basis of 35 new common shares for each existing 1 common share. The record date for the action was January 27, 2011, and the payment date was January 28, 2011. The forward split was payable as a dividend and requires no action on the part of shareholders. All share references in these financial statements have been retroactively adjusted for this stock split.

On January 27, 2011, the Company filed an amendment to its articles with the Nevada Secretary of State increasing the authorized share capital from 75,000,000 shares of common stock at a par value of $0.001 per share to 400,000,000 shares of common stock at a par value of $0.001 per share. These financial statements have been retroactively adjusted for this increase in authorized common shares.

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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended December 31, 2010 we had no cash on hand. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity or debt financing to fund our operations over the next 12 months. Management cautions that financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending December 31, 2010.

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

None.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2011

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