Form 10-K
period 2011-03-31
Viking Minerals Inc.
filed 2011-07-14
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2011, the registrant had 108,000,000 shares of common stock issued and outstanding.

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

Item 4.  Submission of Matters to a Vote of Security Holders................. 10

Item 5.  Market for Common Equity and Related Stockholder Matters............ 10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 11

Item 8.  Financial Statements................................................ 13

Item 9.  Changes in and Disagreements with Accountants on Financial
         Disclosure.......................................................... 22

Item 9A. Controls and Procedures............................................. 22

Item 10. Directors, Executive Officers and Control Persons................... 24

Item 11. Executive Compensation.............................................. 25

Item 12. Security Ownership of Certain Beneficial Owners and Management...... 25

Item 13. Certain Relationships and Related Transactions...................... 26

Item 14. Principal Accounting Fees and Services.............................. 26

Item 15. Exhibits............................................................ 27

Signatures................................................................... 27

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

We have accrued net losses of $86,134 for the period from inception (March 24, 2006) to March 31, 2011, and have had no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property which we occupy and run our business. Our address is located at Suite 322 - 235 W. Brandon Blvd, Brandon, FL 33511.

On January 10, 2011, the Company entered into an option agreement (the "Agreement") with Sundance Gold Ltd. ("Sundance") for the purchase of 20 mineral claims in the State of Nevada covering approximately 200 acres known as the Dolly Varden claims. Under the terms of the agreement, the Company paid Sundance $25,000 upon signing of the Agreement, and will issue to Sundance 20,000,000 shares of its common stock within two years of the signing of the Agreement.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2011.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

As of the date of this report we have 27 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

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

We incurred expenses of $86,134 from inception (March 24, 2006) to the year ending March 31, 2011. These expenses consisted of general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and recognition of impairment loss on the properties purchased. Our net loss from inception (March 24, 2006) to the year ending March 31, 2011 was $86,134.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues there is no assurance we will ever reach profitability.

The following table provides selected financial data about our company for the years ended March 31, 2010 and 2011.

         Balance Sheet Data:               3/31/11            3/31/10
         -------------------               -------            -------

         Cash                             $      0           $      0
         Total liabilities                $ 58,634           $ 16,924
         Shareholders' (deficit)          $(58,634)          $(16,924)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2011 was $0 with outstanding liabilities of $58,634. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $0 as of March 31, 2011. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

ITEM 8. FINANCIAL STATEMENTS

MADSEN & ASSOCIATES CPA's INC.                          684 East Vine Street, #3
Certified Public Accountants                                 Murray, Utah, 84107
                                                          Telephone 801-268-2632
                                                                Fax 801-262-3978

To the Board of Directors and Stockholders of Viking Minerals Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Viking Minerals Inc. (The Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended March 31, 2011. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Minerals Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Madsen & Associates CPA's, Inc.
------------------------------------------
Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
July 14, 2011

                              Viking Minerals Inc.
                        (A Pre-Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)

                                                                  As of               As of
                                                                 March 31,           March 31,
                                                                   2011                2010
                                                                 ---------           ---------
Assets

Current assets
  Cash                                                           $      --           $      --
                                                                 ---------           ---------
Total current assets                                                    --                  --
                                                                 ---------           ---------

Total Assets                                                     $      --           $      --
                                                                 =========           =========

Liabilities

Current liabilities
  Accounts payable                                               $  33,634           $  16,924
  Advance                                                           25,000                  --
                                                                 ---------           ---------
Total current liabilities                                           58,634              16,924
                                                                 ---------           ---------
Total Liabilities                                                   58,634              16,924
                                                                 ---------           ---------
Stockholders' Deficit
  Common Stock, $0.001 par value
   400,000,000 Common Shares Authorized
   353,500,000 and 350,000,000 shares issued and
   outstanding at March 31, 2011 and 2010, respectively            353,500             350,000
  Additional paid-in capital                                      (326,000)           (330,000)
  Deficit accumuated during the pre-exploration period             (86,134)            (36,924)
                                                                 ---------           ---------
Total stockholders deficit                                         (58,634)            (16,924)
                                                                 ---------           ---------

Total liabilites and stockholders deficit                        $      --           $      --
                                                                 =========           =========


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                        (A Pre-Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                                            For the           For the        From inception
                                                          year ending       year ending    (March 24, 2006) to
                                                           March 31,         March 31,          March 31,
                                                             2011              2010               2011
                                                         ------------      ------------       ------------
Revenue                                                  $         --      $         --       $         --
                                                         ------------      ------------       ------------
Expenses
  Recognition of an Impairment Loss (Mineral Claims)           25,000                --             50,624
  Accounting & Professional Fees                               24,210               350             35,510
                                                         ------------      ------------       ------------
Total Expenses                                                 49,210               350             86,134

Net loss from operations                                      (49,210)             (350)           (86,134)
                                                         ------------      ------------       ------------

Net Income (Loss)                                        $    (49,210)     $       (350)      $    (86,134)
                                                         ============      ============       ============

Basic & Diluted (Loss) per Common Share                  $     (0.000)     $     (0.000)
                                                         ------------      ------------

Weighted Average Number of Common Shares                  353,049,315       350,000,000


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                        (A Pre-Exploration Stage Company)
                       STATEMENT OF STOCKHOLDER'S DEFICIT
                From Inception (March 24, 2006) to March 31, 2011
                             (Stated in US Dollars)

                                                                                        Deficit
                                                                                      Accumulated
                                                                                        During
                                                   Common Stock           Paid in    Pre-exploration   Total
                                                Shares        Amount      Capital        Stage        Equity
                                                ------        ------      -------        -----        ------
Balance March 24, 2006 (date of inception)

Issuance of common stock                      350,000,000    $350,000    $(330,000)    $     --      $ 20,000

Net operating loss for the year
ended March 31, 2007                                                                    (30,600)      (30,600)
                                             ------------    --------    ---------     --------      --------
Balance, March 31, 2007                       350,000,000     350,000     (330,000)     (30,600)      (10,600)

Net operating loss for the year
ended March 31, 2008                                                                     (2,812)       (2,812)
                                             ------------    --------    ---------     --------      --------
Balance, March 31, 2008                       350,000,000     350,000     (330,000)     (33,412)      (13,412)

Net operating loss for the year
ended March 31, 2009                                                                     (3,162)       (3,162)
                                             ------------    --------    ---------     --------      --------
Balance, March 31, 2009                       350,000,000     350,000     (330,000)     (36,574)      (16,574)

Net operating loss for the year
ended March 31, 2010                                                                       (350)         (350)
                                             ------------    --------    ---------     --------      --------
Balance, March 31, 2010                       350,000,000     350,000     (330,000)     (36,924)      (16,924)

Issued 100,000 shares May 18, 2010              3,500,000       3,500        4,000           --         7,500

Net operating loss for the year
ended March 31, 2011                                                                    (49,210)      (49,210)
                                             ------------    --------    ---------     --------      --------

Balance, March 31, 2011                       353,500,000    $353,500    $(326,000)    $(86,134)     $(58,634)
                                             ============    ========    =========     ========      ========


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                        (A Pre-Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                              For the            For the        From inception
                                                            year ending        year ending    (March 24, 2006) to
                                                             March 31,          March 31,          March 31,
                                                               2011               2010               2011
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                          $(49,210)          $   (350)          $(86,134)
  Recognition of an Impairment Loss (Mineral Claims)           25,000                 --             50,624
  Stock issued for services                                     7,500                 --              7,500
  Accounts payable and accrued liability                       16,710                350             33,634
                                                             --------           --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          --                 --              5,624

INVESTING ACTIVITIES
  Purchase of mineral claim                                   (25,000)                --            (50,624)
                                                             --------           --------           --------
NET CASH USED IN INVESTING ACTIVITIES                         (25,000)                --            (50,624)

FINANCING ACTIVITIES
  Proceeds from advance                                        25,000                 --             25,000
                                                             --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      25,000                 --             25,000

Cash at beginning of period                                        --                 --                 --
                                                             --------           --------           --------
CASH AT END OF PERIOD                                        $     --           $     --           $     --
                                                             ========           ========           ========
Cash Paid For:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Income Tax                                                 $     --           $     --           $     --
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Stock issued for services                                    $  7,500           $     --           $  7,500


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                          Pre-Exploration Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2011


1. ORGANIZATION

The company was incorporated under the laws of the state of Nevada on March 24, 2006 with 75,000,000 authorized common shares with a par value of $0.001. In January 2011 the company filed an amendment with the state of Nevada to increase the authorized shares to 400,000,000 shares of common stock at a par value of $0.001 per share.

The company was organized for the purpose of acquiring and developing mineral claims and is in the pre-exploration stage.

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

On March 31, 2011, the company had a net operating loss available for carryforward of $86,134. The income tax benefit of approximately $30,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will begin to expire in 2026.

FINANCIAL AND CONCENTRATIONS RISK

The company has no financial and concentrations risks.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

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

3. ACQUISITION OF A MINERAL CLAIM

On January 10, 2011, the Company entered into an option agreement (the "Agreement") with Sundance Gold Ltd. ("Sundance") for the purchase of 20 mineral claims in the State of Nevada covering approximately 200 acres known as the Dolly Varden claims.

Under the terms of the agreement, the Company paid Sundance $25,000 upon signing of the Agreement, and will issue to Sundance 20,000,000 shares of its common stock on or before January 10, 2013.

This agreement allows Viking to earn 70% of the Dolly Varden claims by conducting a $2,000,000 work program on the Dolly Varden claims over a period of two years from the date of the Agreement, of which $500,000 must be spent in the first year from the date of the Agreement. Sundance retains a 5% Net Smelter Return.

The acquisitions costs have been impaired and expensed during this last fiscal year because there had been no reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable.

4. CAPITAL STOCK

On inception the company issued 10,000,000 private placement common shares for cash of $20,000. On May 18, 2010 the company issued an additional 100,000 shares for services at a deemed price of $0.075 per share. The value of these shares was calculated by using 75 hours of consulting at a charge rate of $100 per hour.

On January 18, 2011 the company executed a forward split of its common stock on the basis of 35 new common shares for each existing 1 common share. The record date for the action was January 27, 2011, and the payment date was January 28, 2011. The forward split was payable as a dividend. All share references in these financial statements have been retroactively adjusted for this forward split.

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

7. SUBSEQUENT EVENTS

On June 23, 2011 245,500,000 common shares were canceled. After this event the current total issued and outstanding number of shares was 108,000,000 common shares.

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

As of March 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2012.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
  Officer and/or Director          Age                 Position
  -----------------------          ---                 --------
    Charles Irizarry               47      President, Chief Executive Officer
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

                                        Annual Compensation                  Long Term Compensation
                                 ---------------------------------    ----------------------------------
                                                                      Restricted
                                                      Other Annual      Stock     Options/*     LTIP         All Other
Name        Title        Year    Salary($)   Bonus    Compensation     Awarded     SARs(#)    Payouts($)   Compensation
----        -----        ----    ---------   -----    ------------     -------     -------    ----------   ------------

Charles     President,    2010    $ 7,500     $0           $0          100,000        $0          $0             $0
Irizarry    CEO, CFO      2011    $21,000     $0           $0                0        $0          $0             $0
            and Director

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.


                                                              Amount and Nature
                                                                of Beneficial        Percentage of
Title of Class      Name and Address of Beneficial Owner         Ownership          Common Stock (1)
--------------      ------------------------------------         ---------          ---------------
Common Stock        Charles Irizarry                            255,500,000              72.3%
                    Suite 322 - 235 W. Brandon Blvd
                    Brandon, FL 33511

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2010, the total fees charged to the company for audit services, including quarterly reviews, were $1,785.

For the year ended March 31, 2011, there were $3,500 in fees charged to the company for audit services, audit-related services and tax services.

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

July 14, 2011                    Viking Minerals Inc.


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

July 14, 2011                    Viking Minerals Inc.


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