Form 10-Q
period 2011-06-30
Viking Minerals Inc.
filed 2011-08-17
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X[ Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2011

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from __________ to ____________.

                       Commission File Number: 333-139482


                              VIKING MINERALS INC.
             (Exact name of Registrant as specified in its charter)

           Nevada                                                 98-0492900
(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                              Identification No.)

     7558 W. Thunderbird Ste. 486
         Peoria, AZ, 85381                          Telephone: 602-885-9792
(Address of principal executive offices)         (Registrant's telephone number,
                                                      including area code)

      (Former Name, Address and Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 108,000,000 shares of common stock issued and outstanding at August 14, 2011.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                                As of              As of
                                                              June 30,           March 31,
                                                                2011               2011
                                                              --------           --------
                                                            (Unaudited)          (Audited)
Assets

Current assets
  Cash                                                         $     --           $     --
                                                               --------           --------
      Total current assets                                           --                 --

      Total Assets                                             $     --           $     --
                                                               ========           ========

Liabilities

Current liabilities
  Accounts payable                                             $ 44,916           $ 33,634
  Advance                                                      $ 25,000           $ 25,000
                                                               --------           --------
      Total current liabilities                                  69,916             58,634

Long Term Liabilities                                                --                 --

      Total Liabilities                                        $ 69,916           $ 58,634
                                                               --------           --------

Stockholders' Deficit
  Common Stock, $0.001 par value
   400,000,000 Common Shares Authorized
   108,000,000 and 353,500,000 Shares
  Issued and outstanding as of June 30, 2011 and
   March 31, 2011 Repectively                                   108,000            353,500
  Additional paid-in capital                                    (80,500)          (326,000)
  Deficit accumuated during the pre-exploration stage           (97,416)           (86,134)
                                                               --------           --------
      Total stockholders deficit                                (69,916)           (58,634)
                                                               --------           --------

      Total liabilites and stockholders equity                 $     --           $     --
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

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                           For the three month  For the three month     From inception
                                              period ended          period ended     (March 24, 2006) to
                                                June 30,             June 30,              June 30,
                                                  2011                 2010                  2011
                                              -------------        -------------        -------------
Revenue                                       $          --        $          --        $          --
                                              -------------        -------------        -------------
Expenses
  Impairment Loss (Mineral Claims)                       --                   --               50,624
  Accounting & Professional Fees                     11,282                8,325               46,792
                                              -------------        -------------        -------------
Total Expenses                                       11,282                8,325               97,416
                                              -------------        -------------        -------------

Net Income (Loss)                             $     (11,282)       $      (8,325)
                                              =============        =============

Basic & Diluted (Loss) per Common Share               (0.00)               (0.00)
                                              -------------        -------------
Weighted Average Number of Common Shares
 basic and diluted                              331,917,582          351,692,308


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                         For the three month   For the three month      From inception
                                                            period ended          period ended       (March 24, 2006) to
                                                              June 30,              June 30,              June 30,
                                                                2011                  2010                  2011
                                                              --------              --------              --------
OPERATING ACTIVITIES
  Net income (loss)                                           $(11,282)             $ (8,325)             $(97,416)
  Impairment Loss (Mineral Claims)                                  --                    --                50,624
  Stock issued for services                                                                                  7,500
  Accounts payable                                              11,282                 8,325                44,916
                                                              --------              --------              --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                --                    --                 5,624

INVESTING ACTIVITES
  Purchase of mineral claim                                         --                    --               (50,624)
                                                              --------              --------              --------
           NET CASH USED IN INVESTING ACTIVITIES              $     --              $     --              $(50,624)

FINANCING ACTIVITIES
  Stock issued for cash                                                                                     20,000
  Proceeds from advance                                             --                    --                25,000
                                                              --------              --------              --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES          $     --              $     --              $ 45,000
                                                              --------              --------              --------
Cash at beginning of period                                         --                    --                    --

CASH AT END OF PERIOD                                         $     --              $     --              $     --
                                                              ========              ========              ========
Cash Paid For
  Interest                                                    $     --              $     --              $     --
                                                              ========              ========              ========
  Income Tax                                                  $     --              $     --              $     --
                                                              ========              ========              ========
Non-Cash Activities
  Stock issued for services                                   $     --              $     --              $  7,500
                                                              ========              ========              ========


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                          Pre-Exploration Stage Company
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                             (Stated in US Dollars)
                                   (Unaudited)


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

On June 30, 2011, the company had a net loss available for carryforward of $97,416. The income tax benefit of approximately $30,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will begin to expire in 2026.

FINANCIAL AND CONCENTRATIONS RISK

The company has no financial or concentration risks.

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

The acquisition costs have been impaired and expensed during this last fiscal year because there had been no reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable.

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

On June 23, 2011 the company recieved notice that 245,500,000 common outstanding shares were canceled. After this event the current total issued and outstanding number of shares was 108,000,000 common shares.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 9.3% of the outstanding common capital stock of the company.

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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended June 30, 2011 we had no cash on hand. We incurred operating expenses in the amount of $11,282 in the quarter ended June 30, 2011.

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

As of June 30, 2011 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as June 30, 2011 and communicated the matters to our management.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending June 30, 2011.

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

Date: August 14, 2011

Signature                                             Title
---------                                             -----


By: /s/ Charles Irizarry               CHIEF EXECUTIVE OFFICER, Chief Financial
    ------------------------------     Officer, President, Secretary, Treasurer
    Charles Irizarry                   and Director (Principal Executive Officer
                                       and Principal Accounting Officer)