Form 10-Q
period 2011-09-30
Viking Minerals Inc.
filed 2011-11-16
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended September 30, 2011

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

                 7558 W. Thunderbird Ste. 486 Peoria, AZ, 85381
                    (Address of principal executive offices)

                                  602-885-9792
              (Registrant's telephone number, including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

We had a total of 108,000,000 shares of common stock issued and outstanding at November 21, 2011.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                                 As of             As of
                                                             September 30,        March 31,
                                                                 2011               2011
                                                               --------           --------
                                                             (Unaudited)         (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                         $     --           $     --
                                                               --------           --------
      TOTAL CURRENT ASSETS                                           --                 --
                                                               --------           --------
      TOTAL ASSETS                                             $     --           $     --
                                                               ========           ========

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                             $ 55,300           $ 33,634
  Advances from related parties                                   4,105                 --
  Advance                                                        25,000             25,000
                                                               --------           --------
      TOTAL CURRENT LIABILITIES                                  84,405             58,634

Long Term Liabilities                                                --                 --
                                                               --------           --------
      TOTAL LIABILITIES                                          84,405             58,634
                                                               --------           --------

STOCKHOLDERS' DEFICIENCY
  Common Stock, $0.001 par value
   400,000,000 Common Shares Authorized
   108,000,000 and 353,500,000 Shares Issued as of
   September 30, 2011 and March 31, 2011 Respectively           108,000            353,500
  Additional paid-in capital                                    (80,500)          (326,000)
  Deficit accumuated during pre-exploration stage              (111,905)           (86,134)
                                                               --------           --------
      TOTAL STOCKHOLDERS DEFICIT                                (84,405)           (58,634)

                                                               --------           --------

      TOTAL LIABILITES AND STOCKHOLDERS EQUITY                 $     --           $     --
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

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                          For the three month period         For the six month period         From inception
                                            ended            ended           ended              ended      (March 24, 2006) to
                                         September 30,    September 30,   September 30,      September 30,     September 30,
                                             2011             2010            2011               2010              2011
                                         ------------     ------------    ------------       ------------      ------------
REVENUE                                  $         --     $         --    $         --       $         --      $         --
                                         ------------     ------------    ------------       ------------      ------------
EXPENSES
  Recognition of an Impairment Loss
   (Property Expenses)                             --               --              --                 --            50,624
  Accounting & Professional Fees               14,489            1,172          25,771              9,497            61,281
                                         ------------     ------------    ------------       ------------      ------------
TOTAL EXPENSES                                 14,489            1,172          25,771              9,497           111,905
                                         ------------     ------------    ------------       ------------      ------------

Net Income (Loss)                        $    (14,489)    $     (1,172)   $    (25,771)      $     (9,497)     $   (111,905)
                                         ------------     ------------    ------------       ------------      ------------

Basic & Diluted (Loss) per Common Share         (0.00)           (0.00)          (0.00)             (0.00)
                                         ------------     ------------    ------------       ------------

Weighted Average Number of Common Shares  108,000,000      353,500,000      219,958,791        352,581,950


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                     For the six month period            From inception
                                                                    ended                ended        (March 24, 2006) to
                                                                 September 30,        September 30,       September 30,
                                                                     2011                 2010                2011
                                                                  ----------           ----------          ----------
OPERATING ACTIVITIES
  Net income (loss)                                               $  (25,771)          $   (9,497)         $ (111,905)
  Recognition of an Impairment Loss (Mineral Claims)                      --                   --              50,624
  Stock Issued for Services                                               --                7,500               7,500
  Accounts payable                                                    21,666                1,997              55,300
                                                                  ----------           ----------          ----------
           NET CASH USED IN OPERATING ACTIVITIES                      (4,105)                  --               1,519

INVESTING ACTIVITES
  Purchase of mineral claim                                               --                   --             (50,624)
                                                                  ----------           ----------          ----------
           NET CASH USED IN INVESTING ACTIVITIES                          --                   --             (50,624)

FINANCING ACTIVITIES
  Stocks Issued for Cash                                                  --                   --              20,000
  Proceeds from Advances from related parties                          4,105                   --               4,105
  Proceeds from Advance                                                   --                   --              25,000
                                                                  ----------           ----------          ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES              $    4,105           $       --          $   49,105

Cash at beginning of period                                               --                   --                  --

CASH AT END OF PERIOD                                             $       --           $       --          $       --
                                                                  ==========           ==========          ==========
CASH PAID FOR:
  Interest                                                        $       --           $       --          $       --
                                                                  ==========           ==========          ==========
  Income Tax                                                      $       --           $       --          $       --
                                                                  ==========           ==========          ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Stock Issued for Services                                       $       --           $    7,500          $    7,500
                                                                  ==========           ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                          Pre-Exploration Stage Company
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                             (Stated in US Dollars)
                                   (Unaudited)


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

DIVIDEND POLICY

The company has not yet adopted a policy regarding payment of dividends.

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

On September 30, 2011, the company had a net loss available for carryforward of $111,905. The income tax benefit of approximately $40,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will expire in 2030.

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

3. ADVANCE

The Company received and advance of $25,000 from a third party in January 2011. This advance is non-interest bearing and is payable on demand.

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

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 9.3% of the outstanding common capital stock of the company. During the three months ended September 30, 2011, the Company received advances of $4,105 from the director of the Company. These advances are payable on demand and non-interest bearing. Also, included in accounts payable are amounts payable to the Director of $17,500 for accrued management fees.

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

OVERVIEW

Viking Minerals Inc. was incorporated in the State of Nevada as a for-profit company on March 24, 2006. The Company is a pre-exploration stage company that is presently seeking mineral claims for development.

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended September 30, 2011 we had no cash on hand. We incurred operating expenses in the amount of $14,489 in the quarter ended September 30, 2011.

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

If we are unsuccessful in raising the additional proceeds through equity financing we will then have to seek additional funds through debt financing, which would be very difficult for a pre-exploration stage company to secure.
If the company cannot raise proceeds via a financing through its common stock or secure debt financing it would be required to cease business operations. As a result, investors in the company would lose all of their investment.

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

As of September 30, 2011 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as September 30, 2011 and communicated the matters to our management.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending September 30, 2011.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number              Description of Exhibit
--------------              ----------------------

3.1           Articles of Incorporation (1)

3.2           Bylaws (1)

31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

101           Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
(1) Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on December 19, 2006.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2011

Signature                            Title                         Date
---------                            -----                         ----


By: /s/ Charles Irizarry        Chief Executive Officer,      November 21, 2011
----------------------------    Chief Financial Officer,
Charles Irizarry                President, Secretary,
                                Treasurer and Director
                                (Principal Executive
                                Officer and Principal
                                Accounting Officer)