Form 10-Q
period 2011-12-31
Viking Minerals Inc.
filed 2012-02-21
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended December 31, 2011

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

We had a total of 108,000,000 shares of common stock issued and outstanding at February 20, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                        (A Pre-Exporation Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                                                 As of                As of
                                                                              December 31,           March 31,
                                                                                  2011                 2011
                                                                               ----------           ----------
                                                                               (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                                         $       --           $       --
                                                                               ----------           ----------
      TOTAL CURRENT ASSETS                                                             --                   --
                                                                               ----------           ----------

      TOTAL ASSETS                                                             $       --           $       --
                                                                               ==========           ==========

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                             $   57,329           $   33,634
  Advances from related parties                                                     4,105                   --
  Advance                                                                          25,000               25,000
                                                                               ----------           ----------
      TOTAL CURRENT LIABILITIES                                                    86,434               58,634
                                                                               ----------           ----------
Long Term Liabilities                                                                  --                   --
                                                                               ----------           ----------
      TOTAL LIABILITIES                                                            86,434               58,634
                                                                               ----------           ----------

STOCKHOLDERS' DEFICIT
  Common Stock, $0.001 par value
    400,000,000 Common Shares Authorized
    108,000,000 and 353,500,000 Shares Issued as of December 31, 2011
     and March 31, 2011, respectively                                             108,000              353,500
  Additional paid-in capital                                                      (80,500)            (326,000)
  Deficit accumuated during the pre-exploration stage                            (113,934)             (86,134)
                                                                               ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                                 (86,434)             (58,634)
                                                                               ----------           ----------

      TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT                               $       --           $       --
                                                                               ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                             (A Pre-Exporation Stage
                                    Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                 From inception
                                               For the three month period        For the nine month period      (March 24, 2006)
                                                 ended            ended            ended            ended              to
                                              December 31,     December 31,     December 31,     December 31,     December 31,
                                                  2011             2010             2011             2010             2011
                                              ------------     ------------     ------------     ------------     ------------
REVENUE                                       $         --     $         --     $         --     $         --     $         --
                                              ------------     ------------     ------------     ------------     ------------
EXPENSES
  Recognition of an Impairment Loss
   (Property Expenses)                                  --               --               --               --           50,624
  Accounting & Professional Fees                     2,029            6,883           27,800           16,380           63,310
                                              ------------     ------------     ------------     ------------     ------------
TOTAL EXPENSES                                       2,029            6,883           27,800           16,380          113,934
                                              ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                             $     (2,029)    $     (6,883)    $    (27,800)    $    (16,380)    $   (113,934)
                                              ============     ============     ============     ============     ============

Basic & Diluted (Loss) per Common Share       $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                              ------------     ------------     ------------     ------------
Weighted Average Number of Common Shares
 (basic and diluted)                           108,000,000      353,500,000      182,096,364      352,901,818
                                              ------------     ------------     ------------     ------------


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                        (A Pre-Exporation Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                      From inception
                                                                 For the nine month period           (March 24, 2006)
                                                                ended                ended                  to
                                                             December 31,         December 31,         December 31,
                                                                 2011                 2010                 2011
                                                              ----------           ----------           ----------
OPERATING ACTIVITIES
  Net income (loss)                                           $  (27,800)          $  (16,380)          $ (113,934)
  Recognition of an Impairment Loss (Mineral Claims)                  --                   --               50,624
  Stock Issued for Service                                            --                   --                7,500
  Accounts payable                                                23,695                8,880               57,329
                                                              ----------           ----------           ----------
           NET CASH USED IN OPERATING ACTIVITIES                  (4,105)              (7,500)               1,519
                                                              ----------           ----------           ----------

INVESTING ACTIVITES
  Purchase of mineral claim                                           --                   --              (50,624)
                                                              ----------           ----------           ----------
           NET CASH USED IN INVESTING ACTIVITIES                      --                   --              (50,624)
                                                              ----------           ----------           ----------

FINANCING ACTIVITIES
  Stocks Issued for Cash                                              --                7,500               20,000
  Advances from related parties                                    4,105                   --                4,105
  Proceeds from Advance                                               --                   --               25,000
                                                              ----------           ----------           ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES               4,105                7,500               49,105
                                                              ----------           ----------           ----------
NET INCREASE (DECREASE) IN CASH                                       --                   --                   --

Cash at beginning of period                                           --                   --                   --
                                                              ----------           ----------           ----------

CASH AT END OF PERIOD                                         $       --           $       --           $       --
                                                              ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                          Pre-Exploration Stage Company
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2011
                             (Stated in US Dollars)
                                   (Unaudited)


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

ACCOUNTING METHOD

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

On December 31, 2011, the company had a net loss available for carryforward of $113,934. The income tax benefit of approximately $40,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will expire in 2030.

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

On June 23, 2011 the company received notice that 245,500,000 common outstanding shares were cancelled. After this event the current total issued and outstanding number of shares was 108,000,000 common shares.


5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 9.3% of the outstanding common capital stock of the company. During the nine months ended December 31, 2011, the Company received advances of $4,105 from the director of the Company. These advances are payable on demand and non-interest bearing. Also, included in accounts payable are amounts payable to the Director of $17,500 for accrued management fees.

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the company has developed a strategy which it believes will accomplish this objective through advances from an officer-director, and additional equity investments, which will enable the company to continue operations for the coming year.

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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended December 31, 2011 we had no cash on hand. We incurred operating expenses in the amount of $2,029 in the quarter ended December 31, 2011.

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

The Company had an option agreement with Sundance Gold Ltd. whereby they where granted the right to earn 70% of 20 mineral claims in the State of Nevada covering approximately 200 acres known as the Dolly Varden claims. As per the terms of the agreement the company was to spend $500,000 on a work program on this property by December 31, 2011. The company experienced difficulties securing financing for the work program on these claims and as per the agreement forfeited their right to earn 70% of these mineral claims.

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

As of December 31, 2011 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as December 31, 2011 and communicated the matters to our management.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending December 31, 2011.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number                       Description of Exhibit
------                       ----------------------

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

Date: February 20, 2012

Signature                                           Title
---------                                           -----


By: /s/ Charles Irizarry             Chief Executive Officer, Chief Financial
    ---------------------------      Officer, President, Secretary, Treasurer,
    Charles Irizarry                 and Director (Principal Executive Officer
                                     and Principal Accounting Officer)