Form 10-K
period 2012-03-31
Viking Minerals Inc.
filed 2012-07-20
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 19, 2012, the registrant had 108,000,000 shares of common stock issued and outstanding.

                              VIKING MINERALS INC.
                                TABLE OF CONTENTS

Item 1.  Business............................................................. 3

Item 1A. Risk Factors......................................................... 4

Item 2.  Properties...........................................................10

Item 3.  Legal Proceedings....................................................10

Item 4.  Mine Safety Disclosures..............................................10

Item 5.  Market for Common Equity and Related Stockholder Matters.............11

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................11

Item 8.  Financial Statements.................................................13

Item 9.  Changes in and Disagreements with Accountants on Financial
         Disclosure...........................................................22

Item 9A. Controls and Procedures..............................................22

Item 10. Directors, Executive Officers and Control Persons....................24

Item 11. Executive Compensation...............................................25

Item 12. Security Ownership of Certain Beneficial Owners and Management.......25

Item 13. Certain Relationships and Related Transactions.......................26

Item 14. Principal Accounting Fees and Services...............................26

Item 15. Exhibits.............................................................27

Signatures....................................................................27

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

We have accrued net losses of $115,705 for the period from inception (March 24, 2006) to March 31, 2012, and have had no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

In 2011, the Company had entered into an option agreement with Sundance Gold Ltd. whereby they where granted the right to earn 70% of 20 mineral claims in the State of Nevada covering approximately 200 acres known as the Dolly Varden claims. As per the terms of the agreement the company was to spend $500,000 on a work program on this property by December 31, 2011. The company experienced difficulties securing financing for the work program on these claims and as per the agreement forfeited their right to earn 70% of these mineral claims.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

As of the date of this report we have approximately 27 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

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

We incurred expenses of $115,705 from inception (March 24, 2006) to the year ending March 31, 2012. These expenses consisted of general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and recognition of impairment loss on the properties purchased. Our net loss from inception (March 24, 2006) to the year ending March 31, 2012 was $115,705.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues there is no assurance we will ever reach profitability.

The following table provides selected financial data about our company for the years ended March 31, 2010 and 2011.

         Balance Sheet Data:               3/31/12            3/31/11
         -------------------               -------            -------
         Cash                             $      0           $      0
         Total liabilities                $ 88,205           $ 58,634
         Shareholders' (deficit)          $(88,205)          $(58,634)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2012 was $0 with outstanding liabilities of $88,205. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $0 as of March 31, 2012. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

ITEM 8. FINANCIAL STATEMENTS

MADSEN & ASSOCIATES CPA's, INC.                         684 East Vine Street, #3
Certified Public Accountants                                 Murray, Utah, 84107


To the Board of Directors and
Stockholders of Viking Minerals Inc.
(A Pre-Exploration Stage Company)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Viking Minerals Inc. (A Pre-Exploration Stage Company) (The Company) as of March 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended March 31, 2012, and for the period March 24, 2006 (date of inception) to March 31, 2012. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viking Minerals Inc. (A Pre-Exploration Stage Company) as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, and for the period March 24, 2006 (date of inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Madsen & Associates CPA's, Inc.
----------------------------------------------
Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
July 16, 2012

                              Viking Minerals Inc.
                        (A Pre-Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)

                                                               As of                As of
                                                             March 31,            March 31,
                                                               2012                 2011
                                                            ----------           ----------
ASSETS

CURRENT ASSETS
  Cash                                                      $       --           $       --
                                                            ----------           ----------
TOTAL CURRENT ASSETS                                                --                   --
                                                            ----------           ----------

TOTAL ASSETS                                                $       --           $       --
                                                            ==========           ==========
LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                          $   56,099           $   33,634
  Advances from related party                                    7,106                   --
  Advance                                                       32,106               25,000
                                                            ----------           ----------
TOTAL CURRENT LIABILITIES                                       88,205               58,634
                                                            ----------           ----------

TOTAL LIABILITIES                                               88,205               58,634
                                                            ----------           ----------
STOCKHOLDERS' DEFICIT
  Common Stock, $0.001 par value
   400,000,00 Common Shares Authorized
   108,000,000 and 353,500,000 Shares Issued as of
   March 31, 2012 and March 31, 2011, respectively             108,000              353,500
  Additional paid-in capital                                   (80,500)            (326,000)
  Deficit accumuated during exploration period                (115,705)             (86,134)
                                                            ----------           ----------
TOTAL STOCKHOLDERS DEFICIT                                     (88,205)             (58,634)
                                                            ----------           ----------

TOTAL LIABILITES AND STOCKHOLDERS DEFICIT                   $       --           $       --
                                                            ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                        (A Pre-Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                                  For the year       For the year       From inception
                                                     ended              ended        (March 24, 2006) to
                                                    March 31,          March 31,          March 31,
                                                      2012               2011               2012
                                                  ------------       ------------       ------------
REVENUE                                           $         --       $         --       $         --
                                                  ------------       ------------       ------------
EXPENSES
  Recognition of an Impairment Loss
   (Property Expenses)                                      --             25,000             50,624
  Accounting & Professional Fees                        29,571             24,210             65,081
                                                  ------------       ------------       ------------
TOTAL EXPENSES                                          29,571             49,210            115,705

Net loss from operations                               (29,571)           (49,210)          (115,705)
                                                  ------------       ------------       ------------

NET INCOME (LOSS)                                 $    (29,571)      $    (49,210)      $   (115,705)
                                                  ============       ============       ============

BASIC & DILUTED (LOSS) PER COMMON SHARE                 (0.000)            (0.000)
                                                  ------------       ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES           163,673,497        353,049,315


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                        (A Pre-Exploration Stage Company)
                       STATEMENT OF STOCKHOLDER'S DEFICIT
                From Inception (March 24, 2006) to March 31, 2012
                             (Stated in US Dollars)

                                                                                          Deficit
                                                                                        Accumulated
                                             Common Stock                                 During
                                        -----------------------           Paid in       Exploration      Total
                                        Shares           Amount           Capital          Stage       (Deficit)
                                        ------           ------           -------          -----       ---------
Balance March 24, 2006
 (date of inception)

Issuance of common stock             350,000,000       $ 350,000       $ (330,000)      $      --      $  20,000

Net operating loss for the year
 ended March 31, 2007                                                                     (30,600)       (30,600)
                                    ------------       ---------       ----------       ---------      ---------
Balance, March 31, 2007              350,000,000         350,000         (330,000)        (30,600)       (10,600)

Net operating loss for the year
 ended March 31, 2008                                                                      (2,812)        (2,812)
                                    ------------       ---------       ----------       ---------      ---------
Balance, March 31, 2008              350,000,000         350,000         (330,000)        (33,412)       (13,412)

Net operating loss for the year
 ended March 31, 2009                                                                      (3,162)        (3,162)
                                    ------------       ---------       ----------       ---------      ---------
Balance, March 31, 2009              350,000,000         350,000         (330,000)        (36,574)       (16,574)

Net operating loss for the year
 ended March 31, 2010                                                                        (350)          (350)
                                    ------------       ---------       ----------       ---------      ---------
Balance, March 31, 2010              350,000,000         350,000         (330,000)        (36,924)       (16,924)

Issued 100,000 shares May 18, 2010     3,500,000           3,500            4,000                          7,500

Net operating loss for the year
 ended March 31, 2011                                                                     (49,210)       (49,210)
                                    ------------       ---------       ----------       ---------      ---------
Balance, March 31, 2011              353,500,000         353,500         (326,000)        (86,134)       (58,634)

Shares Canceled June 23, 2011       (245,500,000)       (245,500)         245,500                             --

Net operating loss for the year
 ended March 31, 2012                                                                     (29,571)       (29,571)
                                    ------------       ---------       ----------       ---------      ---------

Balance, March 31, 2012              108,000,000       $ 108,000       $  (80,500)      $(115,705)     $ (88,205)
                                    ============       =========       ==========       =========      =========


   The accompanying notes are an integral part of these financial statements.

                              Viking Minerals Inc.
                        (A Pre-Exploration Stage Company)
                               Statements of Cash
                                      Flows
                             (Stated in US Dollars)

                                                  For the year         For the year         From inception
                                                     ending               ending         (March 24, 2006) to
                                                    March 31,            March 31,            March 31,
                                                      2012                 2011                 2012
                                                   ----------           ----------           ----------
OPERATING ACTIVITIES
  Net income (loss)                                $  (29,571)          $  (49,210)          $ (115,705)
  Recognition of an Impairment Loss
   (Mineral Claims)                                        --               25,000               50,624
  Stock issued for service                                 --                7,500                7,500
  Accounts payable                                     22,465               16,710               56,099
                                                   ----------           ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                  (7,106)                  --               (1,482)

INVESTING ACTIVITIES
  Purchase of mineral claim                                --              (25,000)             (50,624)
                                                   ----------           ----------           ----------
NET CASH USED IN INVESTING ACTIVITIES                      --              (25,000)             (50,624)

FINANCING ACTIVITIES
  Advances                                                 --               25,000               25,000
  Advances from related party                           7,106                   --                7,106
  Common stock issued for cash                             --                   --               20,000
                                                   ----------           ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               7,106               25,000               52,106

Cash at beginning of period                                --                   --                   --

CASH AT END OF PERIOD                              $       --           $       --           $       --
                                                   ==========           ==========           ==========
CASH PAID FOR:
  Interest                                         $       --           $       --           $       --
                                                   ==========           ==========           ==========
  Income Tax                                       $       --           $       --           $       --
                                                   ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                          Pre-Exploration Stage Company
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2012


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

On March 31, 2012, the company had a net operating loss available for carryforward of $115,705. The income tax benefit of approximately $40,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will begin to expire in 2026.

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

3. ACQUISITION OF A MINERAL CLAIM

In 2011, the Company had entered into an option agreement with Sundance Gold Ltd. whereby they where granted the right to earn 70% of 20 mineral claims in the State of Nevada covering approximately 200 acres known as the Dolly Varden claims. As per the terms of the agreement the company was to spend $500,000 on a work program on this property by December 31, 2011. The company experienced difficulties securing financing for the work program on these claims and as per the agreement forfeited their right to earn 70% of these mineral claims. All costs incurred for the Sundance Gold Ltd property have been impaired and expensed during this last fiscal year.

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

5. SIGNIFICANT TRANSACTOINS WITH RELATED PARTIES

During the year ended March 31, 2012, the CEO advanced $7,106 to the Company. These advances are non-interest bearing and payable on demand.

The CEO, through affiliated companies, has acquired 9.3% of the outstanding common capital stock of the company.

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

As of March 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
Officer and/or Director           Age                   Position
-----------------------           ---                   --------
Charles Irizarry                  48      President, Chief Executive Officer and
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

                                        Annual Compensation                  Long Term Compensation
                                 ---------------------------------    ----------------------------------
                                                                      Restricted
                                                      Other Annual      Stock     Options/      LTIP         All Other
Name        Title        Year    Salary($)   Bonus    Compensation     Awarded     SARs(#)    Payouts($)   Compensation
----        -----        ----    ---------   -----    ------------     -------     -------    ----------   ------------

Charles     President,    2010    $ 7,500     $0           $0          100,000        $0          $0             $0
Irizarry    CEO, CFO      2011    $17,500     $0           $0                0        $0          $0             $0
            and Director  2012    $     0     $0           $0                0        $0          $0             $0

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.


                                                              Amount and Nature
                                                                of Beneficial        Percentage of
Title of Class      Name and Address of Beneficial Owner         Ownership          Common Stock (1)
--------------      ------------------------------------         ---------          ---------------
Common Stock        Charles Irizarry                             10,000,000              9.3%
                    Suite 322 - 235 W. Brandon Blvd
                    Brandon, FL 33511

Holders of More than 5% of Our Common Stock

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 19, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2011, the total fees charged to the company for audit services, including quarterly reviews, were $3,500.

For the year ended March 31, 2012, there were $6,665 in fees charged to the company for audit services, audit-related services and tax services.

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

31.1          Sec. 302 Certification of Chief Executive Officer

31.2          Sec. 302 Certification of Chief Financial Officer

32.1          Sec. 906 Certification of Chief Executive Officer

32.2          Sec. 906 Certification of Chief Financial Officer

101           Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on December 19, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 19, 2012                          Viking Minerals Inc.


                                       By: /s/ Charles Irizarry
                                           -------------------------------------
                                           Charles Irizarry, President and
                                           Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 19, 2012                          Viking Minerals Inc.


                                       By: /s/ Charles Irizarry
                                           -------------------------------------
                                           Charles Irizarry, President,
                                           (Principal Executive Officer and
                                           Principal Accounting Officer)