Form 10-K/A
period 2012-03-31
Viking Minerals Inc.
filed 2012-08-16
CIK 1376316

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


/s/ Madsen & Associates CPA's, Inc.
----------------------------------------------
Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
July 16, 2012

                              Viking Minerals Inc.
                        (A Pre-Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)

                                                               As of                As of
                                                             March 31,            March 31,
                                                               2012                 2011
                                                            ----------           ----------
ASSETS

CURRENT ASSETS
  Cash                                                      $       --           $       --
                                                            ----------           ----------
TOTAL CURRENT ASSETS                                                --                   --
                                                            ----------           ----------

TOTAL ASSETS                                                $       --           $       --
                                                            ==========           ==========
LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                          $   56,099           $   33,634
  Advances from related party                                    7,106                   --
  Advance                                                       25,000               25,000
                                                            ----------           ----------
TOTAL CURRENT LIABILITIES                                       88,205               58,634
                                                            ----------           ----------

TOTAL LIABILITIES                                               88,205               58,634
                                                            ----------           ----------
STOCKHOLDERS' DEFICIT
  Common Stock, $0.001 par value
   400,000,00 Common Shares Authorized
   108,000,000 and 353,500,000 Shares Issued as of
   March 31, 2012 and March 31, 2011, respectively             108,000              353,500
  Additional paid-in capital                                   (80,500)            (326,000)
  Deficit accumuated during exploration period                (115,705)             (86,134)
                                                            ----------           ----------
TOTAL STOCKHOLDERS DEFICIT                                     (88,205)             (58,634)
                                                            ----------           ----------

TOTAL LIABILITES AND STOCKHOLDERS DEFICIT                   $       --           $       --
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

August 16, 2012                        Viking Minerals Inc.


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

August 16, 2012                        Viking Minerals Inc.


                                       By: /s/ Charles Irizarry
                                           -------------------------------------
                                           Charles Irizarry, President,
                                           (Principal Executive Officer and
                                           Principal Accounting Officer)