Form 10-Q
period 2012-06-30
Viking Minerals Inc.
filed 2012-08-16
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2012

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

We had a total of 108,000 shares of common stock issued and outstanding at August 14, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                          As of               As of
                                                      June 30, 2012       March 31, 2012
                                                      -------------       --------------
                                                       (Unaudited)         (Audited)
Assets

Current assets
  Cash                                                  $      --           $      --
                                                        ---------           ---------
Total current assets                                           --                  --

Total Assets                                            $      --           $      --
                                                        =========           =========

Liabilities

Current liabilities
  Accounts payable                                      $  51,748           $  56,099
  Advances from related party                              12,071               7,106
  Advance                                                  25,000              25,000
                                                        ---------           ---------
Total current liabilities                                  88,819              88,205

Long Term Liabilities                                          --                  --

Total Liabilities                                          88,819              88,205
                                                        ---------           ---------
Stockholders' Deficiency
  Common Stock, $0.001 par value
   400,000,00 Common Shares Authorized
   108,000 Shares Issued and Outstanding                      108                 108
  Additional paid-in capital                               27,392              27,392
  Deficit accumuated during exploration period           (116,319)           (115,705)
                                                        ---------           ---------
Total stockholders deficit                                (88,819)            (88,205)
                                                        ---------           ---------

Total liabilites and stockholders equity                $      --           $      --
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

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                                   For the             For the
                                                 three month         three month        From inception
                                                 period ended        period ended    (March 24, 2006) to
                                                June 30, 2012       June 30, 2011       June 30, 2012
                                                -------------       -------------       -------------
Revenue                                           $      --           $      --           $      --
                                                  ---------           ---------           ---------
Expenses
  Recognition of an Impairment Loss
   (Property Expenses)                                   --                  --              50,624
  Accounting & Professional Fees                        614              11,282              65,695
                                                  ---------           ---------           ---------
Total Expenses                                          614              11,282             116,319
                                                  ---------           ---------           ---------

Net Income (Loss)                                 $    (614)          $ (11,282)
                                                  =========           =========

Basic & Diluted (Loss) per Common Share           $   (0.01)          $   (0.03)
                                                  ---------           ---------

Weighted Average Number of Common Shares            108,000             331,918


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                               (A Pre-Exploration
                                 Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                   For the             For the
                                                 three month         three month        From inception
                                                 period ended        period ended    (March 24, 2006) to
                                                June 30, 2012       June 30, 2011       June 30, 2012
                                                -------------       -------------       -------------
OPERATING ACTIVITIES
  Net income (loss)                              $    (614)           $ (11,282)          $(116,319)
  Recognition of an Impairment Loss
   (Mineral Claims)                                     --                   --              50,624
  Stock issued for service                              --                   --               7,500
  Accounts payable                                  (4,351)              11,282              51,748
                                                 ---------            ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES               (4,965)                  --              (6,447)

INVESTING ACTIVITES
  Purchase of mineral claim                             --                   --             (50,624)
                                                 ---------            ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                   --                   --             (50,624)

FINANCING ACTIVITIES
  Advances                                              --                   --              25,000
  Advances from related party                        4,965                   --              12,071
  Common stock issued for cash                          --                   --              20,000
                                                 ---------            ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES            4,965                   --              57,071

Cash at beginning of period                             --                   --                  --

CASH AT END OF PERIOD                            $      --            $      --           $      --
                                                 =========            =========           =========
Cash Paid For:
  Interest                                       $      --            $      --           $      --
                                                 =========            =========           =========
  Income Tax                                     $      --            $      --           $      --
                                                 =========            =========           =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:
  Stock issued for services                      $      --            $      --           $   7,500
                                                 =========            =========           =========


   The accompanying notes are an integral part of these financial statements.

                              VIKING MINERALS INC.
                         A Pre-Exploration Stage Company
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2012
                             (Stated in US Dollars)
                                   (Unaudited)


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

On June 30, 2012, the company had a net loss available for carryforward of $116,319. The income tax benefit of approximately $40,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will begin to expire in 2026.

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

4. CAPITAL STOCK

On inception the company issued 10,000 private placement common shares for cash of $20,000. On May 18, 2010 the company issued an additional 100 shares for services, valued at $7,500. The value of these shares was calculated by using 75 hours of consulting at a charge rate of $100 per hour.

On January 18, 2011 the company executed a forward split of its common stock on the basis of 35 new common shares for each existing 1 common share. The record date for the action was January 27, 2011, and the payment date was January 28, 2011. The forward split was payable as a dividend. All share references in these financial statements have been retroactively adjusted for this forward split.

On June 23, 2011 the company received notice that 245,500 common outstanding shares were canceled.

On August 4, 2012, the company executed a reverse split decreasing shares by 1 for 1000. After this event the total number of common shares issued and outstanding was 108,000. All share references in these financial statements have been retroactively adjusted for this reverse split.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 9.3% of the outstanding common capital stock of the company.

During the three months ended June 30, 2012, the Director advanced $4,965 to the Company. These advances are non-interest bearing and payable on demand. Also, included in accounts payable are amounts payable to the Director of $17,500 for accrued management fees.

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

7. SUBSEQUENT EVENTS

On August 4, 2012, the company executed a reverse split decreasing shares by 1 for 1000.

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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended June 30, 2012 we had no cash on hand. We incurred operating expenses in the amount of $614 in the three months ended June 30, 2012.

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

If we are unsuccessful in raising the additional proceeds through equity financing we will then have to seek additional funds through debt financing, which would be very difficult for a new pre-exploration stage company to secure. If the company cannot raise proceeds via a financing through its common stock or secure debt financing it would be required to cease business operations. As a result, investors in the company would lose all of their investment.

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

As of June 30, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as June 30, 2012 and communicated the matters to our management.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T (2)

----------
(1) Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on December 19, 2006.
(2)  To be filed by Amendment

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012

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