Form 10-Q
period 2012-09-30
Viking Minerals Inc.
filed 2012-11-19
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2012

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

We had a total of 151,058,181 shares of common stock issued and outstanding at November 14, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                            Condensed Balance Sheets

                                                                    As of                 As of
                                                                September 30,            March 31,
                                                                    2012                   2012
                                                                ------------           ------------
                                                                 (Unaudited)             (Audited)
Assets

Current assets
  Cash                                                          $         --           $         --
                                                                ------------           ------------
Total current assets                                                      --                     --

Total Assets                                                    $         --           $         --
                                                                ============           ============

Liabilities

Current liabilities
  Accounts payable (including related party amounts of
   $17,500 and $17,500)                                         $     58,852           $     56,099
  Advances from related party                                         15,571                  7,106
  Advance                                                              5,050                 25,000
                                                                ------------           ------------
Total current liabilities                                             79,473                 88,205

Total Liabilities                                                     79,473                 88,205
                                                                ------------           ------------
Stockholders' Deficit
  Common Stock, $0.001 par value
   400,000,000 Common Shares Authorized
   151,058,181 and 108,000 Shares Issued as of
   September 30, 2012 and March 31, 2012, respectively               151,058                    108
  Additional paid-in capital                                      29,932,442                 27,392
  Deficit accumuated during the pre-exploration stage            (30,162,973)              (115,705)
                                                                ------------           ------------
Total stockholders' deficit                                          (79,473)               (88,205)

                                                                ------------           ------------

Total liabilites and stockholders' deficit                      $         --           $         --
                                                                ============           ============


            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                          For the three month                 For the six month            From inception
                                              period ended                       period ended           (March 24, 2006) to
                                     September 30,     September 30,    September 30,    September 30,     September 30,
                                         2012              2011             2012             2011              2012
                                     ------------      ------------     ------------     ------------      ------------
Revenue                              $         --      $         --     $         --     $         --      $         --
                                     ------------      ------------     ------------     ------------      ------------
Operating Expenses:
  Impairment loss on investment
   in joint venture                       131,000                --          131,000               --           181,624
  Accounting & Professional Fees
   (including related party amounts
   of $0, $10,500, $0, and $14,000)        10,604            14,489           11,218           25,771            76,299
                                     ------------      ------------     ------------     ------------      ------------
Total Operating Expenses                  141,604            14,489          142,218           25,771           257,923
                                     ------------      ------------     ------------     ------------      ------------
Other Expense:
  Loss on extinguishment of debt       29,905,050                --       29,905,050               --        29,905,050
                                     ------------      ------------     ------------     ------------      ------------

Net Income (Loss)                    $(30,046,654)     $    (14,489)    $(30,047,268)    $    (25,771)     $(30,162,973)
                                     ============      ============     ============     ============      ============

Basic & Diluted (Loss) per
 Common Share                        $      (0.22)     $      (0.13)    $      (0.44)    $      (0.12)
                                     ============      ============     ============     ============
Weighted Average Number of
 Common Shares                        135,640,609           108,000       68,244,612          219,959
                                     ============      ============     ============     ============


            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                     From inception
                                                              For the six month period ended      (March 24, 2006) to
                                                             September 30,       September 30,       September 30,
                                                                 2012                2011                2012
                                                             ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $(30,047,268)       $    (25,771)       $(30,162,973)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Impairment loss on investment in joint venture                131,000                  --             131,000
    Loss on extinguishment of debt                             29,905,050                  --          29,905,050
    Impairment loss on mineral claim                                   --                  --              50,624
    Stock issued for services                                          --                  --               7,500
  Changes in operating assets and liabilities:
    Accounts payable                                                2,753              21,666              58,852
                                                             ------------        ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES                              (8,465)             (4,105)             (9,947)

CASH FLOWS FROM INVESTING ACTIVITES
  Purchase of mineral claim                                            --                  --             (50,624)
                                                             ------------        ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                                  --                  --             (50,624)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stocks Issued for Cash                                               --                  --              20,000
  Proceeds from advance from related party                          8,465               4,105              15,571
  Proceeds from advance                                                --                  --              25,000
                                                             ------------        ------------        ------------
Net cash provided by financing activities                           8,465               4,105        $     60,571

Cash at beginning of period                                            --                  --                  --
                                                             ------------        ------------        ------------
CASH AT END OF PERIOD                                        $         --        $         --        $         --
                                                             ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid For:
  Interest                                                   $         --        $         --        $         --
                                                             ============        ============        ============
  Income Tax                                                 $         --        $         --        $         --
                                                             ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

  Stock issued for services                                  $         --        $         --        $      7,500
                                                             ============        ============        ============
  Stock issued for Joint Venture investment                  $    131,000        $         --        $    131,000
                                                             ============        ============        ============
  Stock issued in extinguishment of debt                     $ 29,925,000        $         --        $ 29,925,000
                                                             ============        ============        ============


            The accompanying condensed notes are an integral part of
                          these financial statements.

                              VIKING MINERALS INC.
                         A Pre-Exploration Stage Company
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

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

The interim financial statements for the three and six months ended September 30, 2012 and 2011 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended March 31, 2012, as filed with the SEC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHOD

The company recognizes income and expenses based on the accrual method of accounting.

DIVIDEND POLICY

The company has not yet adopted a policy regarding payment of dividends.

INCOME TAX

The company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

As of September 30, 2012, the company had a net loss available for carryforward of $30,162,973. The income tax benefit of approximately $10,557,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will begin to expire in 2026.

FINANCIAL AND CONCENTRATIONS RISK

The company has no financial and concentrations risks.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive, and then the basic and diluted per share amounts are the same. As of September 30, 2012, there are no dilutive securities outstanding.

STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

ADVERTISING AND MARKET DEVELOPMENT

The company expenses advertising and market development costs as research data expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

3. COMMON STOCK

At inception the company issued 10,000 private placement common shares for cash of $20,000. On May 18, 2010 the company issued an additional 100 shares for services. The value of these shares was calculated by using 75 hours of consulting at a charge rate of $100 per hour.

In January 2011, the company executed a forward split of its common stock on the basis of 35 new common shares for each existing 1 common share. The record date for the action was January 27, 2011, and the payment date was January 28, 2011. The forward split was payable as a dividend. All share references in these financial statements have been retroactively adjusted for this forward split.

On June 23, 2011, the company received notice that 245,500 common outstanding shares were cancelled. After this event the current total issued and outstanding number of shares was 108,000 common shares.

On July 5, 2012, the company executed a reverse split decreasing shares by 1 for 1000. After this stock split, the total number of common shares issued and outstanding was 108,000. All share references in these financial statements have been retroactively adjusted for this reverse split.

On July 10, 2012, the company completed an agreement with GMM Global Multi-Mining Diversified Group Limited ("GMM") wherein GMM assigned and transferred a 60% interest in a joint venture to the company for 131,000,000 shares of the company's common stock (valued at $131,000, per the agreement) and $500,000 cash. The 131,000,000 shares of common stock were issued on July 10, 2012; however, the Company failed to pay the required $500,000 and forfeited its right to the 60% interest. The Company recorded a loss on impairment of $131,000.

On July 12, 2012, the company completed a transaction whereby it issued 19,950,000 shares of its common stock for $19,950 in debt. The debt was comprised of prior advances from an unrelated third party. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $1.50 per share, which was the price of the Company's common stock on July 12th. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $29,905,050.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired less then 1% of the outstanding common capital stock of the company.

During the six months ended September 30, 2012, the Director advanced $4,965 to the Company. These advances are non-interest bearing and payable on demand. Also, included in accounts payable are amounts payable to the Director of $17,500 for accrued management fees.

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

RESULTS OF OPERATIONS

The Company has not yet generated any revenue from its operations. The Company incurred operating expenses of $141,604 compared to $14,489 for the three months ended September 30, 2012 and 2011, respectively. The increase in operating expenses is mainly related to an impairment loss on investment in joint venture that the Company recorded in 2012, of $131,000. The Company incurred operating expenses of $142,218 compared to $25,771 for the nine months ended September 30, 2012 and 2011, respectively. The increase in expenses is mainly related to an impairment loss on investment in joint venture that the Company recorded in 2012, of $131,000.

The Company reported a net loss of $30,046,654 and $14,489 for the three months ended September 30, 2012 and 2011, respectively. The increase in net loss is attributed to an impairment loss on investment in joint venture of $131,000 and the loss on extinguishment of debt of $29,905,050, that was recorded in 2012. This also explains the increase in net loss of $30,047,268 for the nine months ended September 30, 2012, as compared to the net loss of $25,771 for the nine months ended September 30, 2011.

PLAN OF OPERATION

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

As of September 30, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as September 30, 2012 and communicated the matters to our management.

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

Date: November 14, 2012

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