Form 10-Q
period 2012-12-31
Viking Minerals Inc.
filed 2013-03-13
CIK 1376316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended December 31, 2012

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

We had a total of 169,597,164 shares of common stock issued and outstanding at March 13, 2013.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              VIKING MINERALS INC.
                        (A Pre-Exporation Stage Company)
                            Condensed Balance Sheets

                                                                           As of                  As of
                                                                        December 31,             March 31,
                                                                            2012                   2012
                                                                        ------------           ------------
                                                                         (Unaudited)
Assets

Current assets
  Cash                                                                  $         --           $         --
                                                                        ------------           ------------
Total current assets                                                              --                     --
                                                                        ------------           ------------

Total Assets                                                            $         --           $         --
                                                                        ============           ============

Liabilities

Current liabilities
  Accounts payable (Including related party amounts of $17,500)         $     45,757           $     56,099
  Advances from related parties                                               15,571                  7,106
  Advance                                                                      5,050                 25,000
                                                                        ------------           ------------
Total current liabilities                                                     66,378                 88,205
                                                                        ------------           ------------

Total Liabilities                                                             66,378                 88,205
                                                                        ------------           ------------
Stockholders' Deficit
  Common Stock, $0.001 par value; 400,000,000 common shares
   authorized; 166,058,181 and 108,000 shares issued and outstanding
   as of December 31, 2012 and March 31, 2012, respectively                  166,058                    108
  Additional paid-in capital                                              30,254,942                 27,392
  Deficit accumuated during the pre-exploration stage                    (30,487,378)              (115,705)
                                                                        ------------           ------------
Total stockholders' deficit                                                  (66,378)               (88,205)
                                                                        ------------           ------------

Total liabilites and stockholders' deficit                              $         --           $         --
                                                                        ============           ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              VIKING MINERALS INC.
                        (A Pre-Exporation Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                             From inception
                                                 For the three month             For the nine month         (March 24, 2006)
                                                    period ended                     period ended                  to
                                            December 31,     December 31,    December 31,     December 31,    December 31,
                                                2012             2011            2012             2011            2012
                                            ------------     ------------    ------------     ------------    ------------
Revenue                                     $         --     $         --    $         --     $         --    $         --
                                            ------------     ------------    ------------     ------------    ------------
Expenses
  Impairment loss on investment in
   joint venture                                      --               --         131,000               --         181,624
  General and administrative                       1,905            2,029          13,123           27,800          78,204
                                            ------------     ------------    ------------     ------------    ------------
Total Operating Expenses                           1,905            2,029         144,123           27,800         259,828

Other Expense:
  Loss on extinguishment of debt                 322,500               --      30,227,550               --      30,227,550
                                            ------------     ------------    ------------     ------------    ------------

Net Income (Loss)                           $   (324,405)    $     (2,029)   $(30,371,673)    $    (27,800)   $(30,487,378)
                                            ============     ============    ============     ============    ============

Basic & Diluted (Loss) per Common Share     $      (0.00)    $      (0.02)   $      (0.31)    $      (0.15)
                                            ------------     ------------    ------------     ------------
Weighted Average Number of Common Shares
 (basic and diluted)                         161,166,696          108,000      99,331,273          182,096


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                   From inception
                                                                 For the nine month               (March 24, 2006)
                                                                     period ended                       to
                                                             December 31,        December 31,       December 31,
                                                                 2012                2011               2012
                                                             ------------        ------------       ------------
OPERATING ACTIVITIES
  Net income (loss)                                          $(30,371,673)       $    (27,800)      $(30,487,378)
  Adjustments to reconcile net loss to net
   cash used in operating activites
     Impairment loss on investment in joint venture               131,000                  --            131,000
     Loss on extinguishment of debt                            30,227,550                  --         30,227,550
     Impairment loss on mineral claim                              50,624
     Stock issued for services                                         --                  --              7,500
  Changes in operating assets and liabilities:
     Accounts payable                                               4,658              23,695             60,757
                                                             ------------        ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES                              (8,465)             (4,105)            (9,947)

INVESTING ACTIVITES
  Purchase of mineral claim                                            --                  --            (50,624)
                                                             ------------        ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                  --                  --            (50,624)

FINANCING ACTIVITIES
  Stock issued for cash                                                --                  --             20,000
  Advances from related parties                                     8,465               4,105             15,571
  Proceeds from advance                                                --                  --             25,000
                                                             ------------        ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           8,465               4,105             60,571

NET INCREASE (DECREASE) IN CASH                                        --                  --                 --

Cash at beginning of period                                            --                  --                 --
                                                             ------------        ------------       ------------

CASH AT END OF PERIOD                                        $         --        $         --       $         --
                                                             ============        ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Stock issued for services                                  $         --        $         --       $      7,500
                                                             ============        ============       ============
  Stock issued for joint venture investment                  $    131,000        $    131,000
                                                             ============        ============       ============
  Stock issued for extinguishment of debt                    $ 30,262,500        $ 30,262,500
                                                             ============        ============       ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                              VIKING MINERALS INC.
                        (A Pre-Exploration Stage Company)
                   Notes to the Condensed Financial Statements
                                December 31, 2012
                                   (Unaudited)


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

The interim financial statements for the three and nine months ended December 31, 2012 and 2011 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended March 31, 2012, as filed with the SEC.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive, and then the basic and diluted per share amounts are the same. As of December 31, 2012, there are no dilutive securities outstanding.

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

On July 12, 2012, the company completed a transaction whereby it issued 19,950,000 shares of its common stock for $19,950 in debt. The debt was comprised of prior advances from an unrelated third party. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $1.50 per share, which was the price of the Company's common stock on July 12, 2012. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $29,905,050.

On October 31, 2012, the company completed a transaction whereby it issued 15,000,000 shares of its common stock for $15,000 in debt. The debt was comprised of advances from unrelated third parties. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $0.0225 per share, which was the price of the Company's common stock on October 31, 2012. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $322,500.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired less then 1% of the outstanding common capital stock of the company.

During the nine months ended December 31, 2012, the Director advanced $8,465 to the Company. These advances are non-interest bearing and payable on demand. Also, included in accounts payable are amounts payable to the Director of $17,500 for accrued management fees.

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

6. SUBSEQUENT EVENTS

On January 15, 2013, the Company executed an asset purchase agreement with Trinity Alps Resources Inc. to acquire five past-producing Gold Mines as detailed in a 43-101 technical report, located 80 miles southwest of Yreka, California for an agreed sum of $15,000,000 for a 100% un-divided interest. Under the terms of the agreement, the Company shall pay $ 6,100,000 on or before March 31, 2013 and the balance of $8,900,000 is to be paid over 18 months in equal payments of $494,444 each month, commencing 30 days after all regulatory approvals. As of the date of these financial statements, this agreement has not closed.

On January 31, 2013, the company completed a transaction whereby it issued 33,389,000 shares of its common stock for $33,389 in debt. The debt was comprised of advances from unrelated third parties.

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

RESULTS OF OPERATIONS

The Company has not yet generated any revenue from its operations. The Company incurred operating expenses of $1,905 compared to $2,029 for the three months ended December 31, 2012 and 2011, respectively. The Company incurred operating expenses of $144,123 compared to $27,800 for the nine months ended December 31, 2012 and 2011, respectively. The increase in expenses is mainly related to an impairment loss on investment in joint venture that the Company recorded in 2012, of $131,000.

The Company reported a net loss of $324,405 and $2,029 for the three months ended December 31, 2012 and 2011, respectively. The increase in net loss is attributed to the loss on extinguishment of debt of $322,500, that was recorded in the current quarter. The Company reported a net loss of $30,371,673 for the nine months ended December 31, 2012, as compared to a net loss of $27,800 for the nine months ended December 31, 2011. The increase in net loss is attributed to an impairment loss on investment in joint venture of $131,000 and the loss on extinguishment of debt of $30,227,550, that was recorded in 2012.

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

As of December 31, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as December 31, 2012 and communicated the matters to our management.

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

Date: March 13, 2013

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