Form 10-K
period 2013-03-31
Viking Minerals Inc.
filed 2014-01-27
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

Commission file number 333-139482

VIKING MINERALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0492900
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7558 W Thunderbird Ste. Suite 1-486

Peoria, AZ 85381

(Address of Principal Executive Offices & Zip Code)

602-885-9792

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

Table of Contents

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 25, 2014, the registrant had 199,447,181 shares of common stock issued and outstanding.

Table of Contents	2

VIKING MINERALS INC.

Table of Contents	3

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

EMPLOYEES

The company sole officer and employer is Charles Irizarry.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

Table of Contents	4

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

We have accrued net losses of $30,902,613 for the period from inception (March 24, 2006) to March 31, 2013, and have had no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Table of Contents	5

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

There are several governmental regulations that materially restrict mineral extraction. We will be subject to regulations and laws as we carry out our program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the area in order to comply with these laws. The cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements can include:

a)	Water discharge will have to meet drinking water standards;

b)	Dust generation will have to be minimal or otherwise re-mediated;

c)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

d)	An assessment of all material to be left on the surface will need tobe environmentally benign;

e)	Ground water will have to be monitored for any potential contaminants;

f)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

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

IF ACCESS TO OUR PROPERTIES IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN ANY FUTURE MINING EFFORTS.

It is possible that adverse weather could cause accessibility to any property that we should acquire and this would delay our timetables.

Table of Contents	6

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

Mr. Charles Irizarry our CEO and a director, currently devotes up to 10 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development. Our other Directors spend similar amounts of time providing services to the company and there is no guarantee that they will have sufficient time to devote to the management of our business.

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

Table of Contents	7

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

Table of Contents	8

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

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

❖	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
❖	announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;

❖	fluctuations in revenue from our business as new reserves come to market;

❖	changes in the market for commodities or in the capital markets generally;

❖	quarterly variations in our revenues and operating expenses;

❖	changes in the valuation of similarly situated companies, both in our industry and in other industries;

❖	changes in analysts' estimates affecting us, our competitors or our industry;
Table of Contents	9

❖	changes in the accounting methods used in or otherwise affecting our industry;

❖	additions and departures of key personnel;

❖	fluctuations in interest rates and the availability of capital in the capital markets; and

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

Table of Contents	10

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property which we occupy and run our business. Our address is located at 7558 W Thunderbird Ste. 486 Peoria, Arizona 85381.

On July 10, 2012, the Company entered into an agreement with GMM Global Multi-Mining Diversified Group Limited (“GMM”) wherein GMM assigned and transferred a 60% interest in a joint venture to the company for 131,000,000 shares of the company’s common stock (valued at $131,000, per the agreement) and $500,000 cash. The 131,000,000 shares of common stock were issued on July 10, 2012; however, the Company failed to pay the required $500,000 and forfeited its right to the 60% interest as of April 1, 2013. The Company recorded a loss on impairment of $131,000.

In 2011, the Company had entered into an option agreement with Sundance Gold Ltd. whereby they were granted the right to earn 70% of 20 mineral claims in the State of Nevada covering approximately 200 acres known as the Dolly Varden claims. As per the terms of the agreement the company was to spend $500,000 on a work program on this property by December 31, 2011. The company experienced difficulties securing financing for the work program on these claims and as per the agreement forfeited their right to earn 70% of these mineral claims. All costs incurred for the Sundance Gold Ltd property have been impaired and expensed during this last fiscal year.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
b)	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws;
c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
d)	contains a toll-free telephone number for inquiries on disciplinary actions;
e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
Table of Contents	11

f)	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:
a.	bid and offer quotation for the penny stock;
b.	the compensation of the broker-dealer and its salesperson in the transaction;
c.	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
d.	monthly account statements showing the market value of each penny stock held in the customer's account.

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

We incurred expenses of $30,912,613 from inception (March 24, 2006) to the year ending March 31, 2013. These expenses consisted of loss on extinguishment of debt ($30,621,661), write down of properties ($131,000) and general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception (March 24, 2006) to the year ending March 31, 2013 was $30,912,613.

The loss incurred during the year ended March 31, 2013 (YE13) was $30,796,908 compared to a loss of $29,571 for the year ended March 31, 2012 (YE12). The loss was largely caused by the Loss on Extinguishment of Debts during YE2013 being $30,621,661 and Write Down of properties being $131,000 as compared to $Nil in YE12. The loss was caused by:

1.	the issuance of 19,950,000 shares to extinguish debts of $19,500 when the market price of the shares were $1.50. This resulted in a loss on extinguishment of debt of $29,905,050;
2.	the issuance of 15,000,000 shares to extinguish debts of $15,000 when the market price of the shares were $0.0225. This resulted in a loss on extinguishment of debt of $322,500; and
3.	the issuance of 33,389,181 shares to extinguish debts of $33,389 when the market price of the shares were $0.0128. This resulted in a loss on extinguishment of debt of $394,111.
4.	the write-down of properties of $131,000.
Table of Contents	12

Effective on July 10, 2012 the Company entered into an agreement dated July 10, 2012 (the Agreement") with GMM Global Multi-Mining Diversified Group Limited, a private company ("GMM").

GMM is a party to that certain joint venture agreement dated July 10, 2012 (the "Joint Venture Agreement"), between Corizona Mining Partners LLC ("Corizona") and GMM, pursuant to which a legal entity was to be formed under the laws of Peru (the "Peruvian Legal Entity"), in which GMM would have a sixty percent (60%) equity interest (the "GMM Equity Interest") and Corizona would have a forty percent (40%) equity interest. Corizona had the right, title and interest in and to that certain ten year lease of mining concessions named "RECA I,", "RECA II" and "RIO ROJO" (the "Lease") covering approximately 800 hectares under the ownership of Corporacion Minera Mario S.A., located in the district of Maraflores, province and department of Lima, which Lease was be contributed and transferred to the Peruvian Legal Entity for the purpose of establishing production operations (the Mining Project"). In accordance with the terms and provisions of the Joint Venture Agreement, GMM was required to contribute $500,000 to the Peruvian Legal Entity for purposes of acquiring, exploring and developing the Project.

Also in accordance with the terms and provisions of the Agreement, the Company shall on behalf of GMM was to provide the required $500,000 for the exploration and development of the Project and shall further issue to GMM an aggregate of 131,000,000 shares of its restricted common stock, and GMM was to assign and transfer all of its right, title and interest in and to the Equity Interest to the Company in consideration therefore.

Effective July 10, 2012, the Company issued an aggregate of 131,000,000 shares of its restricted common stock to GMM at a per share price of $0.001. The securities of the Company issued to GMM have not been registered under the Securities Act of 1933, as amended, or under the securities laws of any state in the United States, and were issued in reliance upon an exemption from registration under the Securities Act of 1933. The securities may not be offered or sold in the United States absent registration under the Securities Act of 1933 or an applicable exemption from such registration requirements.

As the Company did not make the requisite $500,000 payment, by its March 31, 2013 deadline, the Company has forfeited its interest in the Agreement. According the investment of 131,000,000 valued at $131,000 was written as a Recognition of Impairment Loss.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues there is no assurance we will ever reach profitability.

The following table provides selected financial data about our company for the years ended March 31, 2013 and 2012.

Balance Sheet Data	March 31, 2013	March 31, 2012
Cash	$—	$—
Liabilities	$64,112	$88,205
Stockholders' Deficit	$(64,112)	$(88,205)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2013 was $Nil with outstanding liabilities of $64,112. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

Table of Contents	13

PLAN OF OPERATION

Our cash balance is $Nil as of March 31, 2013. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Table of Contents	14

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

As of March 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

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

Table of Contents	15

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2013.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Charles Irizarry Suite 322 – 235 W. Brandon Blvd Brandon FL 33511	49	President, Chief Financial Officer and Director

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

Table of Contents	16

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

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

•	Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen sation ($)

Charles Irizarry President, CFO and Director	2011 2012 2013	-0- -0- -0-	-0- -0- 12,500	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Table of Contents	17

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Consulting Agreements with Executive Officers and Directors

There is one consulting agreements with Charles Irizarry. Mr. Irizarry has earned $2,500 per month from November 2012 through March 2013. Subsequent to March 2013, Mr. Irizarry will earn $3,500.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with us, or any change in control of us, or a change in the person’s responsibilities following a change in control of us.

Compliance with Section 16 (a) of the Exchange Act

We know of no director or officer, (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  We do not know whether the beneficial owner of more than ten percent of any class of equity securities of our stock registered pursuant to Section 12 (“Reporting Person”) has filed any reports required to be furnished pursuant to Section 16(a)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2013 by:

i.	each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities,
Table of Contents	18

ii.	our directors, and or
iii.	our officer.

Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class of Common Stock (1)	Name and Address of Beneficial Owner	Amount and Percentage of Beneficial Owner
Common Stock	Charles Irizarry 7558 W Thunderbird Ste. Suite 1-486 Peoria, AZ 85381	10,000 – 0%

Holders of More than 5% of Our Common Stock

----------

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 23, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2012, the total fees charged to the company for audit services, including quarterly reviews, were $6,665.

For the year ended March 31, 2013, there were $9,410 in fees charged to the company for audit services, audit-related services and tax services.

Table of Contents	19

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
3(i)	Articles of Incorporation

3(ii)	Bylaws

10.1	Option Agreement dated January 10, 2011 with Sundance Gold Ltd. (incorporated by reference to the Form 8 filed January 21, 2011)

31.1	Sec. 302 Certification of Chief Executive Officer

31.2	Sec. 302 Certification of Chief Financial Officer

32.1	Sec. 906 Certification of Chief Executive Officer

32.2	Sec. 906 Certification of Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T

----------

* Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on December 19, 2006.

Table of Contents	20

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 25, 2014           Viking Minerals Inc.

                    By: /s/ Charles Irizarry

                    -------------------------------------

                    Charles Irizarry, President and

                    Chief Financial Officer

Table of Contents	21

Viking Minerals Ltd.
(a Pre-Exploration Stage Company)
Balance Sheets

	March 31, 2013	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	$—	$—
	—	—
TOTAL ASSETS	$—	$—

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$60,675	$56,099
Advances from related party	—	7,106
Advance	3,438	25,000
TOTAL CURRENT LIABILITIES	64,113	88,205

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, Authorized - 400,000,000 common shares, Issued as of March 31, 2013 – 199,447,181 shares and as of March 31,2012 - 108,000	199,447	108
Additional paid-in capital	30,649,053	27,392
Deficit accumulated during exploration period	(30,912,613)	(115,705)
TOTAL STOCKHOLDERS' DEFICIT	(64,113)	(88,205)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	22

Viking Minerals Ltd.
(a Pre-Exploration Stage Company)
Statements of Operations

	For the year ended	For the year ended	From inception (March 24, 2006) to
	March 31, 2013	March 31, 2012	March 31, 2013

REVENUE	$—	$—	$—

EXPENSES
Recognition of an Impairment Loss (Property Expenses)	131,000	—	181,624
Loss on Extinguishment of debt	30,621,661	—	30,621,661
Office	3,810	29,591	68,891
Professional	13,487	—	13,487
Communications	26,950	—	26,950
TOTAL EXPENSES	30,796,908	29,571	30,912,613

Net loss from operations	(30,796,908)	(29,571)	(30,912,613)

NET INCOME (LOSS)	$(30,796,908)	$(29,571)	$(30,912,613)

BASIC & DILUTED (LOSS) PER COMMON SHARE	$(0.25)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES	120,781,594	163,673

The accompanying notes are an integral part of these financial statements.

Table of Contents	23

Viking Minerals Ltd.
(a Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
From Inception (March 24, 2006) to March 31, 2013
	Common Stock			Deficit Accumulated During Exploration
	Shares	Amount	Paid-in Capital	Stage	Stockholder Deficit

Balace March 24, 2006 (date of inception)
Issuance of common stock	350,000	$350	$19,650	$—	$20,000
Net loss year ended March 31, 2007	—	—	—	(30,600)	(30,600)
Balance March 31, 2007	350,000	350	19,650	(30,600)	(10,600)

Net loss year ended March 31, 2008	—	—	—	(2,812)	(2,812)
Balance March 31, 2008	350,000	350	19,650	(33,412)	(13,412)

Net loss year ended March 31, 2009	—	—	—	(3,162)	(3,162)
Balance March 31, 2009	350,000	350	19,650	(36,574)	(16,574)

Net loss year ended March 31, 2010	—	—	—	(350)	(350)
Balance March 31, 2010	350,000	350	19,650	(36,924)	(16,924)

Shares issued for services	3,500	4	7,497	—	7,500
Net loss year ended March 31, 2011	—	—	—	(49,210)	(49,210)
Balance March 31, 2011	353,500	354	27,147	(86,134)	(58,634)

Shares canceled, June 23, 2011	(245,500)	(246)	246	—	—
Net loss year ended March 31, 2012	—	—	—	(29,571)	(29,571)
Balance March 31, 2012	108,000	108	27,392	(115,705)	(88,205)

Shares issued for property	131,000,000	131,000	—	—	131,000
Shares issued for debt	68,339,181	68,339	30,621,661	—	30,690,000
Net loss year ended March 31, 2013	—	—	—	(30,796,908)	(30,796,908)
Balance March 31, 2013	199,447,181	$199,447	$30,649,053	$(30,912,613)	$(64,113)

The accompanying notes are an integral part of these financial statements.

Table of Contents	24

Viking Minerals Ltd.
(a Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS
From Inception (March 24, 2006) to March 31, 2013

	For the year ended		For the year ended	From incepiton (March 24, 2006) to
	March 31, 2013		March 31, 2012	March 31, 2013
OPERATING ACTIVITIES
Net income (loss)	$(30,796,908)		$(29,571)	$(30,912,613)
Recognition of impairment loss (Mineral Claim)	131,000		—	181,624
Loss on Extinguishment of debt	30,621,661		—	30,621,661
Stock issued for services	—		—	7,500
Stock issued for debt	88,290		—	68,340
Accounts payable	(15,374)		22,465	60,675
NET CASH USED IN OPERATING ACTIVITIES	28,669		(7,106)	27,186

INVESTING ACTIVITIES
Purchase of mineral claims	—		—	(50,624)
NET CASH USED IN INVESTING ACTIVITIES	—		—	(50,624)

FINANCING ACTIVITIES
Advances	(21,563)		—	3,438
Advances from related party	(7,106)		7,106	—
Common stock issued for cash	—		—	20,000
NET CASH USED IN FINANCING ACTIVITIES	(28,66	)9	7,106	23,438

NET CHANGE IN CASH	—		—	—

CASH, at beginning of period	—		—	—
CASH AT END OF PERIOD	$—		$—	$—

CASH PAID FOR:
Interest	$—		$—	$—
Income Tax	$—		$—	$—
SHARES PAID FOR:
Property	131,000,000		—	131,000,000
Debt Settlement	68,339,181		—	68,339,181

The accompanying notes are an integral part of these financial statements.

Table of Contents	25

VIKING MINERALS INC.

(A Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

On March 31, 2013, the company had a net operating loss available for carryforward of $95,000. The income tax benefit of approximately $40,000 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the company has been unable to project a reliable estimated net income for the future. The net operating loss will begin to expire in 2026.

Financial and Concentrations Risk

The company has no financial and concentrations risks.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Table of Contents	26

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Table of Contents	27

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUISITION OF A MINERAL CLAIM

On July 10, 2012, the Company entered into an agreement with GMM Global Multi-Mining Diversified Group Limited (“GMM”) wherein GMM assigned and transferred a 60% interest in a joint venture to the company for 131,000,000 shares of the company’s common stock (valued at $131,000, per the agreement) and $500,000 cash. The 131,000,000 shares of common stock were issued on July 10, 2012; however, the Company failed to pay the required $500,000 and forfeited its right to the 60% interest as of April 1, 2013. The Company recorded a loss on impairment of $131,000.

In 2011, the Company had entered into an option agreement with Sundance Gold Ltd. whereby they were granted the right to earn 70% of 20 mineral claims in the State of Nevada covering approximately 200 acres known as the Dolly Varden claims. As per the terms of the agreement the company was to spend $500,000 on a work program on this property by December 31, 2011. The company experienced difficulties securing financing for the work program on these claims and as per the agreement forfeited their right to earn 70% of these mineral claims. All costs incurred for the Sundance Gold Ltd property have been impaired and expensed during this last fiscal year.

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

On July 10, 2012, the company completed an agreement with GMM Global Multi-Mining Diversified Group Limited (“GMM”) wherein GMM assigned and transferred a 60% interest in a joint venture to the company for 131,000,000 shares of the company’s common stock (valued at $131,000, per the agreement) and $500,000 cash. The 131,000,000 shares of common stock were issued on July 10, 2012; however, the Company failed to pay the required $500,000 and forfeited its right to the 60% interest. The Company recorded a loss on impairment of $131,000.

On July 12, 2012, the company completed a transaction whereby it issued 19,950,000 shares of its common stock for $19,950 in debt. The debt was comprised of prior advances from an unrelated third party. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $1.50 per share, which was the price of the Company’s common stock on July 12, 2012. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $29,905,050.

Table of Contents	28

On October 31, 2012, the company completed a transaction whereby it issued 15,000,000 shares of its common stock for $15,000 in debt. The debt was comprised of advances from unrelated third parties. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $0.0225 per share, which was the price of the Company’s common stock on October 31, 2012. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $322,500.

On January 31, 2013, the company completed a transaction whereby it issued 33,389,181 shares of its common stock for $33,389 in debt. The debt was comprised of advances from unrelated third parties. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $0.0128 per share, which was the price of the Company’s common stock on January 31, 20132. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $394,111.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the year ended March 31, 2013, the CEO had advanced $Nil ($7,106 – 2012) to the Company. The Company owes the CEO $28,750 which is included in accounts payable for management fees.

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

Table of Contents	29