Form 10-Q
period 2013-06-30
Viking Minerals Inc.
filed 2014-01-27
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange

Act of 1934 For the quarterly period ended June 30, 2013

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

(Registrant's Telephone number)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 199,447,181 shares of common stock issued and outstanding at January 24, 2014.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

Viking Minerals Ltd.
(a Pre-Exploration Stage Company)
Unaudited Balance Sheets

	June 30, 2013	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	—	—
	—	—

TOTAL ASSETS	—	—

LIABILITIES
CURRENT LIABILITIES
Accounts payable	74,675	60,675
Advances from related party	—	—
Advance	3,438	3,438
TOTAL CURRENT LIABILITIES	78,112	64,113

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, Authorized - 400,000,000 common shares, Issued as of June 30, 2013 and March 31, 2013 - 199,447,181 shares	30,649,053	30,649,053
Additional paid-in capital	199,447	199,447
Deficit accumulated during exploration period	(30,926,613)	(30,912,613)
TOTAL STOCKHOLDERS' DEFICIT	(78,113)	(64,113)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Viking Minerals Ltd.
(a Pre-Exploration Stage Company)
Unaudited Statements of Operations

	For the three months ended	For the three months ended	From inception (March 24, 2006) to
	June 30, 2013	June 30, 2012	June 30, 2013

REVENUE	—	—	—

EXPENSES
Recognition of an Impairment Loss (Property Expenses)	—	—	181,624
Loss on Extinguishment of debt	—	—	30,621,661
Office	—	—	68,891
Professional	—	614	13,487
Communications	14,000	—	40,950
TOTAL EXPENSES	14,000	614	30,926,613

Net loss from operations	(14,000)	(614)	(30,926,613)

NET INCOME (LOSS)	(14,000)	(614)	(30,926,613)

BASIC & DILUTED (LOSS) PER COMMON SHARE	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES	199,447,181	108,000

The accompanying notes are an integral part of these unaudited financial statements.

Viking Minerals Ltd.
(a Pre-Exploration Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS
From Inception (March 24, 2006) to June 30, 2013

	For the three months ended	For the three months ended	From incepiton (March 24, 2006) to
	June 30, 2013	June 30, 2012	June 30, 2013
OPERATING ACTIVITIES
Net income (loss)	(14,000)	(614)	(30,926,613)
Recognition of impairment loss (Mineral Claim)	—	—	181,624
Loss on Extinguishment of debt	—	—	30,621,661
Stock issued for services	—	—	7,500
Stock issued for debt	—	—	68,340
Accounts payable	14,000	(4,351)	74,674
NET CASH USED IN OPERATING ACTIVITIES	—	(4,965)	27,186

INVESTING ACTIVITIES
Purchase of mineral claims	—	—	(50,624)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(50,624)

FINANCING ACTIVITIES
Advances	—	—	3,438
Advances from related party	—	4,965	—
Common stock issued for cash	—	—	20,000
NET CASH USED IN FINANCING ACTIVITIES	—	4,965	23,438

NET CHANGE IN CASH	—	—	—

CASH, at beginning of period	—	—	—
CASH AT END OF PERIOD	—	—	—

CASH PAID FOR:
Interest	—	—	—
Income Tax	—	—	—
SHARES PAID FOR:
Property	—	—	131,000,000
Debt	—	—	68,339,181

The accompanying notes are an integral part of these financial statements.

VIKING MINERALS INC.

(A Pre-Exploration Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

The interim financial statements for the three months ended June 30, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended March 31, 2013, as filed with the SEC.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive, and then the basic and diluted per share amounts are the same. As of June 30, 2013, there are no dilutive securities outstanding.

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

During the three months ended June 30, 2013, the Director advanced $nil to the Company. These advances are non-interest bearing and payable on demand. Also, included in accounts payable are amounts payable to the Director of $37,750 for accrued management fees.

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

RESULTS OF OPERATIONS

The Company has not yet generated any revenue from its operations. The Company incurred operating expenses of $14,000 compared to $614 for the three months ended June 30, 2013 and 2012, respectively.

The Company reported a net loss of $14,000 and $614 for the three months ended June 30, 2013 and 2012, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2013 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as June 30, 2013 and communicated the matters to our management.

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

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2013.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (2)

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T

(1) Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on December 19, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 25, 2014

Signature	Title

By: /s/ Charles Irizarry	Chief Executive Officer,	Date: January 25, 2014
Charles Irizarry	Chief Financial Officer,
President, Secretary, Treasurer and
Director (Principal Executive Officer
and Principal Accounting Officer)

