Form 10-Q
period 2013-09-30
Viking Minerals Inc.
filed 2014-01-27
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange

Act of 1934 For the quarterly period ended September 30, 2013

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 199,489,181 shares of common stock issued and outstanding at January 25, 2014.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

Viking Minerals Ltd.
(a Pre-Exploration Stage Company)
Unaudited Balance Sheets

	September 30, 2013	March 31, 2012
ASSETS
CURRENT ASSETS
Cash	—	—
	—	—

TOTAL ASSETS	—	—

LIABILITIES
CURRENT LIABILITIES
Accounts payable	86,675	60,675
Advances from related party	—	—
Advance	3,438	3,438
TOTAL CURRENT LIABILITIES	90,112	64,113

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, Authorized - 400,000,000 common shares, Issued as of September 30, 2013 and March 31, 2013 - 199,447,181 shares	30,649,053	30,649,053
Additional paid-in capital	199,447	199,447
Deficit accumulated during exploration period	(30,938,613)	(30,912,613)
TOTAL STOCKHOLDERS' DEFICIT	(90,113)	(64,113)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Viking Minerals Ltd.
(a Pre-Exploration Stage Company)
Unaudited Statements of Operations

	For the six months ended	For the six months ended	For the three months ended	For the three months ended	From inception (March 24, 2006) to
	30-Sep-13	30-Sep-12	30-Sep-13	30-Sep-12	30-Sep-13

REVENUE	$—	$—	$—	$—	$—

EXPENSES
Recognition of an Impairment Loss (Property Expenses)	—	131,000	—	131,000	181,624
Loss on Extinguishment of debt	—	—	—	—	30,621,661
Office	—	—	—	—	68,891
Professional	—	7,718	—	7,104	13,487
Communications	26,000	—	18,000	—	52,950
TOTAL EXPENSES	26,000	138,718	18,000	138,104	30,938,613

Net loss from operations	(26,000)	(138,718)	(18,000)	(138,104)	(30,938,613)

NET INCOME (LOSS)	$(26,000)	$(138,718)	$(18,000)	$(138,104)	$(30,938,613)

BASIC & DILUTED (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES	199,447,181	33,273,482	199,447,181	66,708,290

The accompanying notes are an integral part of these unaudited financial statements.

Viking Minerals Ltd.
(a Pre-Exploration Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS
From Inception (March 24, 2006) to September 30, 2013

	For the six months ended	For the six months ended	From inception (March 24, 2006) to
	30-Sep-13	30-Sep-12	30-Sep-13
OPERATING ACTIVITIES
Net income (loss)	$(26,000)	$(138,718)	$(30,938,613)
Recognition of impairment loss (Mineral Claim)	—	131,000	181,624
Loss on Extinguishment of debt	—	—	30,621,661
Stock issued for services	—	—	7,500
Stock issued for debt	—	—	68,340
Accounts payable	26,000	2,753	86,674
NET CASH USED IN OPERATING ACTIVITIES	—	(4,965)	27,186

INVESTING ACTIVITIES
Purchase of mineral claims	—	—	(50,624)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(50,624)

FINANCING ACTIVITIES
Advances	—	—	3,438
Advances from related party	—	4,965	—
Common stock issued for cash	—	—	20,000
NET CASH USED IN FINANCING ACTIVITIES	—	4,965	23,438

NET CHANGE IN CASH	—	—	—

CASH, at beginning of period	—	—	—
CASH AT END OF PERIOD	$—	$—	$—

CASH PAID FOR:
Interest	$—	$—	$—
Income Tax	$—	$—	$—
SHARES PAID FOR:
Property	$—	$—	$131,000,000
Debt	$—	$131,000	$68,339,181

The accompanying notes are an integral part of these unaudited financial statements.

VIKING MINERALS INC.

(A Pre-Exploration Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

The interim financial statements for the three months ended September 30, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended March 31, 2013, as filed with the SEC.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive, and then the basic and diluted per share amounts are the same. As of September 30, 2013, there are no dilutive securities outstanding.

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

During the three months ended September 30, 2013, the Director advanced $nil to the Company. These advances are non-interest bearing and payable on demand. Also, included in accounts payable are amounts payable to the Director of $46,750 for accrued management fees.

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

RESULTS OF OPERATIONS

The Company has not yet generated any revenue from its operations. The Company incurred operating expenses of $18,000 compared to $138,104 for the three months ended September 30, 2013 and 2012, respectively. This was due to the write-down of property expenses of $131,000 in 2012. This same explanation carries for the six months ended September 30, 2013 and 2012 expenses of $26,000 in 2013 and $138,718 in 2012

The Company reported a net loss of $18,000 and $138,104 for the three months ended September 30, 2013 and 2012, respectively; and net loss of $26,000 and $138,718 for the six months ended September 30, 2013 and 2012, respectively.

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

OFF BALANCE SHEET ARRANGEMENT

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

As of September 30, 2013 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as September 30, 2013 and communicated the matters to our management.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending September 30, 2013.

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

