Form 10-K
period 2014-03-31
INDIE GROWERS ASSOCIATION
filed 2014-06-27
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

Commission file number 333-139482

INDIE GROWERS ASSOCIATION

(formerly Viking Minerals, Inc.)

(Exact Name of Registrant as Specified in Its Charter)

Nevada                                                 98-0492900

(State or Other Jurisdiction of                        (I.R.S. Employer

Incorporation or Organization)                          Identification No.)

311 Division St. Carson City, NV 89703

Peoria, AZ 85381

(Address of Principal Executive Offices & Zip Code)

888-648-0488 (Telephone Number)

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

As of June 26, 2014, the registrant had 23,160,437 shares of common stock issued and outstanding.

VIKING MINERALS INC.

PART I

ITEM 1. BUSINESS

SUMMARY

COMPANY OVERVIEW

Indie Growers Association ("Indie Growers" or the "Company") was organized under the laws of the State of Nevada on March 24, 2006 to explore mineral properties in North America. On April 14, 2014 the Company completed its name change from Viking Minerals, Inc. to Indie Growers Association.

Indie Growers was formed to engage in the exploration of mineral properties for gold, silver, copper and other metals. We are a development stage company seeking properties of merit to explore and develop but we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete an exploration program. We are contemplating raising additional capital to finance future exploration programs. No final decisions regarding the program or financing have been made at this time but we will require financing to commence and complete future explorations. Our auditors have issued a going concern opinion, raising substantial doubt about our financial prospects and the Company's ability to continue as a going concern.

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

EMPLOYEES

Until February 26, 2014, the company sole officer and employee was Charles Irizarry. On this date he resigned and Mr. Robert Coleridge was appointed the Company’s sole officer and director. On April 28, 2014 Arnie De Witt III join the company as a director

RESEARCH AND DEVELOPMENT EXPENDITURES

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

We have accrued net losses of $30,902,613 for the period from inception (March 24, 2006) to March 31, 2014, and have had no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

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

Mr. Charles Irizarry our previous CEO and a director, devoted up to 10 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. Our new directors also have other interests and limited time to devote to the Company. This could negatively impact our business development. Our other Directors spend similar amounts of time providing services to the company and there is no guarantee that they will have sufficient time to devote to the management of our business.

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
  announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;
  fluctuations in revenue from our business as new reserves come to market;
  changes in the market for commodities or in the capital markets generally;
  quarterly variations in our revenues and operating expenses;
  changes in the valuation of similarly situated companies, both in our industry and in other industries;
  changes in analysts' estimates affecting us, our competitors or our industry;
  changes in the accounting methods used in or otherwise affecting our industry;
  additions and departures of key personnel;
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

ITEM 2. PROPERTIES

Our address is located at 311 Division St. Carson City, NV 89703 and our telephone number is 888-648-0488.

On April 28, 2014, the Company entered into an agreement to acquire a 30% interest, as well as a long term lease on the remaining 70%, of River Ridge Sunshine Farms, a $1.2 Million agricultural property in Prosser, Washington, in exchange for 20 million restricted shares of the common stock of the Company. The acquisition and long term lease is to take effect no later than May 31st following a short due diligence period. The 40 acre property is subdivided into 15 separate parcels, one of which has already been leased to a licensed grower with construction well under way on greenhouses and ancillary buildings. Over the six month period immediately following the closing, the Company will invest $800,000 for improvements to the property including greenhouse construction on two additional parcels as well as roads and utilities to the other parcels. Under the sublease agreement with the current licensee, a portion of the revenue from the sale of every crop will be paid to the Company as a royalty. The Agreement has been extended to June 30, 2014.

On April 8, 2014, the Company entered into a binding share exchange agreement, fully executed by all parties, between the unit holders of Indie Growers Union LLC of Washington State and Viking Minerals Inc. (now known as Indie Growers Association Inc.). Under the terms of the agreement, the Company shall issue a total of 87,500,000 shares of common stock in exchange for all of the outstanding member units and assets of Indie Growers Union LLC on or before April 30, 2014. In addition, the Company has forwarded a total of $185,000 to Indie Growers Union LLC as a good faith payment. This Agreement was terminated by the Company on April 28, 2014. The $185,000 deposit was forfeited.

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

We incurred expenses of $31,060,294 from inception (March 24, 2006) to the year ending March 31, 2014. These expenses consisted of loss on extinguishment of debt ($30,621,661), write down of properties ($131,000), forfeiture of deposit ($50,000) and general operating expenses, professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

The loss incurred during the year ended March 31, 2014 (YE14) was $147,681 compared to a loss of $30,796,908 for the year ended March 31, 2013 (YE13). The loss was largely due to the Loss on Forfeiture of Deposit on certain properties in Washington of $50,000. In addition consulting fees were $79,500 as compared to $12,500 in YE13. The YE13 loss was largely caused by the Loss on Extinguishment of Debts being $30,621,661 and Write Down of properties being $131,000. The loss was caused by:

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

On April 8, 2014, the Company entered into a binding share exchange agreement, fully executed by all parties, between the unit holders of Indie Growers Union LLC of Washington State and Viking Minerals Inc. (now known as Indie Growers Association Inc.). Under the terms of the agreement, the Company was to issue a total of 87,500,000 shares of common stock in exchange for all of the outstanding member units and assets of Indie Growers Union LLC on or before April 30, 2014. In addition, the Company has forwardeda total of $185,000 to Indie Growers Union LLC as a good faith payment. This Agreement was terminated by the Company on April 28, 2014. The $185,000 deposit was forfeited. $50,000 of this loss was recognized in the current fiscal year.

On April 28, 2014, the Company entered into an agreement to acquire a 30% interest, as well as a long term lease on the remaining 70%, of River Ridge Sunshine Farms, a $1.2 Million agricultural property in Prosser, Washington, in exchange for 20 million restricted shares of the common stock of the Company. The acquisition and long term lease is to take effect no later than May 31st following a short due diligence period. The 40 acre property is subdivided into 15 separate parcels, one of which has already been leased to a licensed grower with construction well under way on greenhouses and ancillary buildings. Over the six month period immediately following the closing, the Company will invest $800,000 for improvements to the property including greenhouse construction on two additional parcels as well as roads and utilities to the other parcels. Under the sublease agreement with the current licensee, a portion of the revenue from the sale of every crop will be paid to the Company as a royalty. The Agreement has been extended to June 30, 2014.

As we are in the process of changing businesses a number of the risks of the new business are discussed as follows:

Because we have no operating history in the cannabis industry, we may not succeed.

We have no specific operating history or experience in procuring, building out or leasing real estate for agricultural purposes, specifically marijuana grow facilities, or with respect to any other activity in the cannabis industry. Moreover, we are subject to all risks inherent in a developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate. For example, the medical marijuana industry is new and may not succeed, particularly should the federal government change course and decide to prosecute those dealing in medical marijuana. If that happens there may not be an adequate market for our properties or other activities we propose to engage in.

You should further consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, delays and or complications with build outs, zoning issues, legal disputes with neighbors, local governments, communities and or tenants. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

Because we may be unable to identify and or successfully acquire properties which are suitable for our business, our financial condition may be negatively affected.

 Our business plan involves the identification and the successful acquisition of properties which are zoned for marijuana businesses, including grow and retail. The properties we acquire will be leased to licensed marijuana operators. Local governments must approve and adopt zoning ordinances for marijuana facilities and retail dispensaries. A lack of properly zoned real estate may reduce our prospects and limit our opportunity for growth and or increase the cost at which suitable properties are available to us. Conversely a surplus of real estate zoned for marijuana establishments may reduce demand and prices we are able to charge for properties we may have previously acquired.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations.

 We are substantially dependent on continued market acceptance and proliferation of consumers of medical marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. And while we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

In addition, it is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by the mainstream pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical could make in halting the impending cannabis industry could have a detrimental impact on our proposed business.

Because marijuana is illegal under federal law, we could be subject to criminal and civil sanctions for engaging in activities that violate those laws.

The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled inUnited States v. Oakland Cannabis Buyers' Coop. andGonzales v. Raichthat it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

As of January 31, 2014, 21 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Should such a change occur, our business operations would be affected. If our marijuana tenants are forced to shut their operations, we would need to seek to replace those tenants with non-marijuana tenants, who would likely expect to pay lower rents. Moreover if the marijuana industry were forced to shut down at once, it would result in a high amount of vacancies at once and create a surplus of supply, driving leases and property values lower. Additionally, we would realize an economic loss on any and all improvements made to the properties that were specific to the marijuana industry and we would likely lose any and all investments in the US market that were marijuana related.

Further, and while we do not intend to harvest, cultivate, possess, distribute or sell cannabis, by leasing facilities and financing growers of medicinal marijuana, we could be deemed to be participating in marijuana cultivation or aiding and abetting, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings. Moreover, since the use of marijuana is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance and our shareholders may find it difficult to deposit their stock with brokerage firms.

Laws and regulations affecting the regulated marijuana industry are constantly changing, which could detrimentally affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the cannabis industry which would directly affect our financial condition.

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

Our clients and our company may have difficulty accessing the service of banks, which may make it difficult to contract for real estate needs.

On February 14, 2014, The U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that “it is possible to provide financial services"” to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date it is not clear what if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. We could be subject to sanctions if we are found to be a financial institution and not in harmony with FinCET guidelines. Also, the inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to contract with us.

Because we buy, sell and lease property, we will be subject to general real estate risks.

We will be subject to risks generally incident to the ownership of real estate, including: (a) changes in general economic or local conditions; (b) changes in supply of, or demand for, similar or competing properties in the area; (c) bankruptcies, financial difficulties or defaults by tenants or other parties; (d) increases in operating costs, such as taxes and insurance; (e) the inability to achieve full stabilized occupancy at rental rates adequate to produce targeted returns; (f) periods of high interest rates and tight money supply; (g) excess supply of rental properties in the market area; (h) liability for uninsured losses resulting from natural disasters or other perils; (i) liability for environmental hazards; and (j) changes in tax, real estate, environmental, zoning or other laws or regulations. For these and other reasons, no assurance can be given that we will be profitable.

Because our business model depends upon the availability of private financing, any change in our ability to raise money will adversely affect our financial condition.

Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States have recently undergone a turbulent period in which lending was severely restricted. Although there appears to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. Obtaining favorable financing in the current environment remains challenging.

Because we will compete with others for suitable properties, competition will result in higher costs that could materially affect our financial condition.

We will experience competition for real estate investments from individuals, corporations and other entities engaged in real estate investment activities, many of whom have greater financial resources than us. Competition for investments may have the effect of increasing costs and reducing returns to our investors.

Because there may be restrictions on the transfer and further encumbrance of our properties, there may be negative consequences that will affect our financial condition.

The terms of our drawdown agreement allow properties that we acquire to be collateral to secure the loans we receive. We may be prohibited from transferring or further encumbering the properties or any interest in our properties except with a lender’s prior consent. The loans may provide that upon violation of these restrictions, a lender may declare the entire amount of the loan to be immediately due and payable. If we are unable to obtain replacement financing or otherwise fail to immediately repay the loans in full, the lender may invoke its remedies under the loan, including proceeding with a foreclosure sale that could result in our losing our entire interest in the properties subject to the loans.

Because we are liable for hazardous substances on our properties, environmental liabilities are possible and can be costly.

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto a property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. Sellers of properties may make only limited representations as to the absence of hazardous substances. If any hazardous materials are found within our properties in violation of law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell the properties and may apply to hazardous materials present within the properties before we acquire the properties. If losses arise from hazardous substance contamination which cannot be recovered from a responsible party, the financial viability of the properties may be adversely affected. It is possible that we will purchase properties with known or unknown environmental problems which may require material expenditures for remediation.

Because we may not be adequately insured, we could experience significant liability for uninsured events.

While we intend to carry comprehensive insurance on our properties, including fire, liability and extended coverage insurance, there are certain risks that may be uninsurable or not insurable on terms that management believes to be economical. For example, management may not obtain insurance against floods, terrorism, mold-related claims, or earthquake insurance. If such an event occurs to, or causes the damage or destruction of, a property, we could suffer financial losses.

If we are found non-compliance with the Americans with Disabilities Act, we will be subject to significant liabilities.

If any of our properties are not in compliance with the Americans with Disabilities Act of 1990, as amended (the “ADA”), we may be required to pay for any required improvements. Under the ADA, public accommodations must meet certain federal requirements related to access and use by disabled persons. The ADA requirements could require significant expenditures and could result in the imposition of fines or an award of damages to private litigants. We cannot assure that ADA violations do not or will not exist at any of our properties.

The following table provides selected financial data about our company for the years ended March 31, 2014 and 2012.

Balance Sheet Data	March 31, 2014	March 31, 2013
Cash	$37,319	$-
Liabilities	$184,112	$64,112
Stockholders' Deficit	$(146,794)	$(64,112)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2014 was $37,319l with outstanding liabilities of $184,112. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $37,319 as of March 31, 2014. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

As of March 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2015. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2015.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Robert Coleridge Suite 676 – 1685 H Street, Blaine WA 98230	50	President and Director
Arnie De Witt III 1120 South Fairchild Street, Medical Lake, WA 99022	37	Director

Mr. Robert Coleridge is a long time Systems Analyst/Software Engineer with over 35 years' experience in the software industry, of which 12 of those years he served at Microsoft as a Senior Software Design Engineer. He was previously the CIO of Wikifamilies SA where he spearheaded the platform development and conceptualization of major concepts leading to patent acquisition of a number of revolutionary concepts. At Microsoft he spent the majority of his time in the areas of creating and building strategic and visionary working prototypes for a number of the executives, including Bill Gates and Steve Ballmer. While at Microsoft, Mr. Coleridge also had the opportunity to play key roles in the development and vision that was to become .NET and WCF. He designed and implemented Microsoft's first SOAP toolkit which today is better known as web services. Today more than 6 billion devices, including every smart phone, relies on the software that Mr. Coleridge helped create.

Over the past 15 years, Mr. DeWitt III has been providing sales and marketing consultation services to furniture manufacturers such as England furniture, a La-z-boy company, helping them build a retail base of furniture dealers. He has developed sales strategies, executed social media and conventional advertising campaigns, shot and published countless hours of HD promotional videos, and conducted hundreds of sales training sessions, garnering multiple awards in sales and customer service. Also an avid gardener and landscaper, Mr. DeWitt III has a passion for organic gardening techniques in food production. With experience in brand development, marketing and sales.

TERM OF OFFICE

Our directors have been appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or directors who collectively devote approximately 20 hours per week to company matters.

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
  Compliance with applicable governmental laws, rules and regulations;
  The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
  Accountability for adherence to the Code.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compensation ($)

Charles Irizarry Ex-President, CFO and Director	2011 2012 2013 2014	-0- -0- -0- -0-	-0- -0- 12,500 27,000	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- 15,000

Robert Coleridge President & Director	2014	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Mr. Coleridge received 11,000,000 shares of the Company on May 2, 2014. Mr. De Witt has entered into a three year agreement with the Company where he is paid 10,000,000 shares of the Company valued at $200,000. These shares are released on a monthly basis of 277,778 per month. Should Mr. De Witt leave the company before the three year term the unearned shares will be returned to treasury. Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Consulting Agreements with Executive Officers and Directors

Mr. Irizarry received a monthly stipend of $3,500 per month. Mr. De Witt has entered into a three year agreement with the Company where he is paid 10,000,000 shares of the Company. These shares are released on a monthly basis of 277,778 per month. Should Mr. De Witt leave the company before the three year term the unearned shares will be returned to treasury.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2014 by:

      i.        each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities,

     ii.        our directors, and or

    iii.        our officer.

Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class of Common Stock (1)	Name and Address of Beneficial Owner	Amount and Percentage of Beneficial Owner
Common Stock	Robert Coleridge Suite 676 – 1685 H Street, Blaine WA 98230	11,000,000 – 47%
	Arnie De Witt III 1120 South Fairchild Street, Medical Lake, WA 99022	10,000,000 – 43%

Holders of More than 5% of Our Common Stock

----------

(1)  A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the      shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the      information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 26, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES -

Not applicable

PART IV

ITEM 15. EXHIBITS

Exhibit

Number                   Description

------                        -----------

3(i)          Articles of Incorporation*

3(ii)         Bylaws*

10.1        Option Agreement dated January 10, 2011 with Sundance Gold Ltd. (incorporated by reference to the Form 8 filed January 21, 2011)

10-2        Share Exchange Agreement dated April 8, 2014 with the owners of Indie Growers Union LLC (incorporated by reference to the Form 8 filed April 8, 2014)

9-01        Engagement Agreement dated April 28, 2014 with Arnie De Witt III (incorporated by reference to the Form 8 filed April 28, 2014)

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

June 27, 2014         Indie Growers Association (formerly Viking Minerals, Inc.)

                                       By: /s/ Robert Coleridge

                                           -------------------------------------

                                           Robert Coleridge, President and

                                           Chief Financial Officer

Indie Growers Association (formerly Viking Minerals, Inc.)
(a Pre-Exploration Stage Company)
Balance Sheets

	March 31, 2014	March 31, 2013
ASSETS
CURRENT ASSETS
Cash	$ 37,319	$ -
	37,319	-
TOTAL ASSETS	$ 37,319	$ -

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$ 26,438	$ 60,675
Advances from related party	38,250	-
Advance	119,425	3,438
TOTAL CURRENT LIABILITIES	184,113	64,113

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, Authorized - 400,000,000 common shares, Issued as of March 31, 2014 – 1,159,736 shares and as of March 31,2013 – 997,236	1,160	997
Additional paid-in capital	30,912,340	30,847,503
Deficit accumulated during exploration period	(31,060,294)	(30,912,613)
TOTAL STOCKHOLDERS' DEFICIT	(146,794)	(64,113)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 37,319	$ -

The accompanying notes are an integral part of these financial statements.

Indie Growers Association (formerly Viking Minerals, Inc.)
(a Pre-Exploration Stage Company)
Statements of Operations

	For the year ended	For the year ended	From inception (March 24, 2006) to
	March 31, 2014	March 31, 2013	March 31, 2014

REVENUE	$ -	$ -	$ -

EXPENSES
Loss on Forfeiture of Deposit	50,000	-	50,000
Recognition of an Impairment Loss (Property Expenses)	-	131,000	181,624
Loss on Extinguishment of debt	-	30,621,661	30,621,661
Office	15	3,810	68,906
Professional	97,666	13,487	111,153
Communications	-	26,950	26,950
TOTAL EXPENSES	147,681	30,796,908	31,060,294

Net loss from operations	(147,681)	(30,796,908)	(31,060,294)

NET INCOME (LOSS)	$(147,681)	$(30,796,908)	$(31,060,294)

BASIC & DILUTED (LOSS) PER COMMON SHARE	$ (0.14)	$ (51.00)

WEIGHTED AVERAGE NUMBER OF SHARES (Restated)	1,069,633	603,908

The accompanying notes are an integral part of these financial statements.

Indie Growers Association (formerly Viking Minerals, Inc.)
(a Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT - RESTATED
From Inception (March 24, 2006) to March 31, 2014
	Common Stock		Deficit Accumulated During Exploration
	Shares	Amount	Paid-in Capital	Stage	Sockholder Deficit

Balace March 24, 2006 (date of inception)
Issuance of common stock	1,750	$ 2	$ 19,998	$ -	$ 20,000
Net loss year ended March 31, 2007	-	-	-	(30,600)	(30,600)
Balance March 31, 2007	1,750	2	19,998	(30,600)	(10,600)

Net loss year ended March 31, 2008	-	-	-	(2,812)	(2,812)
Balance March 31, 2008	1,750	2	19,998	(33,412)	(13,412)

Net loss year ended March 31, 2009	-	-	-	(3,162)	(3,162)
Balance March 31, 2009	1,750	2	19,998	(36,574)	(16,574)

Net loss year ended March 31, 2010	-	-	-	(350)	(350)
Balance March 31, 2010	1,750	2	19,998	(36,924)	(16,924)

Shares issued for services	18	-	7,500	-	7,500
Net loss year ended March 31, 2011	-	-	-	(49,210)	(49,210)
Balance March 31, 2011	1,768	2	27,498	(86,134)	(58,634)

Shares canceled, June 23, 2011	(1,228)	(1)	1	-	-
Net loss year ended March 31, 2012	-	-	-	(29,571)	(29,571)
Balance March 31, 2012	540	1	27,499	(115,705)	(88,205)

Shares issued for property	655,000	655	130,345	-	131,000
Shares issued for debt	342,397	342	30,689,658	-	30,690,000
Net loss year ended March 31, 2013	-	-	-	(30,796,908)	(30,796,908)
Balance, March 31, 2013	997,937	998	30,847,502	(30,912,613)	(64,113)

Shares issued for services	87,500	87	34,913	-	35,000
Shares issued for debt	75,000	75	29,925	-	30,000
Net loss year ended March 31, 2014	-	-	-	(147,681)	(147,681)
Balance March 31, 2014	1,160,437	$1,160	$30,912,340	$(31,060,294)	$ (146,794)

The accompanying notes are an integral part of these financial statements.

Indie Growers Association (formerly Viking Minerals, Inc.)
(a Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS
From Inception (March 24, 2006) to March 31, 2014
	For the year ended	For the year ended	From inception (March 24, 2006) to
	March 31, 2014	March 31, 2013	March 31, 2014
OPERATING ACTIVITIES
Net income (loss)	$(147,681)	$(30,796,908)	$ (31,060,294)
Loss on Forfeiture of Deposit	50,000	-	50,000
Recognition of impairment loss (Mineral Claim)	-	131,000	181,624
Loss on Extinguishment of debt	-	30,621,661	30,621,661
Stock issued for services	35,000	-	42,500
Stock issued for debt	30,000	88,290	98,340
Accounts payable	(34,237)	(15,374)	26,437
NET CASH USED IN OPERATING ACTIVITIES	(66,918)	28,669	(39,732)

INVESTING ACTIVITIES
Deposit on properties	(50,000)	-	(50,000)
Purchase of mineral claims	-	-	(50,624)
NET CASH USED IN INVESTING ACTIVITIES	(50,000)	-	(100,624)

FINANCING ACTIVITIES
Advances	115,986	(21,563)	119,424
Advances from related party	38,250	(7,106)	38,250
Common stock issued for cash	-	-	20,000
NET CASH USED IN FINANCING ACTIVITIES	154,236	(28,669)	177,674

NET CHANGE IN CASH	37,318	-	37,318

CASH, at beginning of period	-	-	-
CASH AT END OF PERIOD	$ 37,318	$ -	$ 37,318

CASH PAID FOR:
Interest	$ -	$ -	$ -
Income Tax	$ -	$ -	$ -
SHARES PAID FOR:
Property	-	655,000	655,000
Debt Settlement	7,500	341,696	349,196
The accompanying notes are an integral part of these financial statements.

INDIE GROWERS ASSOCIATION

(FORMERLY VIKING MINERALS, INC.)

 (A Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

1. ORGANIZATION

The company was incorporated under the laws of the state of Nevada on March 24, 2006 with 75,000,000 authorized common shares with a par value of $0.001.  In January 2011 the company filed an amendment with the state of Nevada to increase the authorized shares to 400,000,000 shares of common stock at a par value of $0.001 per share. On April 14, 2014 the Company’s name was changed to Indie Growers Association from Viking Minerals, Inc.

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

3. ACQUISITION OF A PROPERTY

On April 28, 2014, the Company entered into an agreement to acquire a 30% interest, as well as a long term lease on the remaining 70%, of River Ridge Sunshine Farms, a $1.2 Million agricultural property in Prosser, Washington, in exchange for 20 million restricted shares of the common stock of the Company. The acquisition and long term lease is to take effect no later than May 31st following a short due diligence period. The 40 acre property is subdivided into 15 separate parcels, one of which has already been leased to a licensed grower with construction well under way on greenhouses and ancillary buildings. Over the six month period immediately following the closing, the Company will invest $800,000 for improvements to the property including greenhouse construction on two additional parcels as well as roads and utilities to the other parcels. Under the sublease agreement with the current licensee, a portion of the revenue from the sale of every crop will be paid to the Company as a royalty. The Agreement has been extended to June 30, 2014.

On April 8, 2014, the Company entered into a binding share exchange agreement, fully executed by all parties, between the unit holders of Indie Growers Union LLC of Washington State and Viking Minerals Inc. (now known as Indie Growers Association Inc.). Under the terms of the agreement, the Company shall issue a total of 87,500,000 shares of common stock in exchange for all of the outstanding member units and assets of Indie Growers Union LLC on or before April 30, 2014. In addition, the Company has forwardeda total of $185,000 to Indie Growers Union LLC as a good faith payment. This Agreement was terminated by the Company on April 28, 2014. The $185,000 deposit was forfeited of which $50,000 is recognized as a loss in the current year.

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

4. CAPITAL STOCK

At inception the company issued 500 private placement common shares for cash of $20,000. On May 18, 2010 the company issued an additional 0.5 shares for services. The value of these shares was calculated by using 75 hours of consulting at a charge rate of $100 per hour.

In January 2011, the company executed a forward split of its common stock on the basis of 35 new common shares for each existing 1 common share. The record date for the action was January 27, 2011, and the payment date was January 28, 2011. The forward split was payable as a dividend. All share references in these financial statements have been retroactively adjusted for this forward split.

On June 23, 2011, the company received notice that 1,228 common outstanding shares were cancelled. After this event the current total issued and outstanding number of shares was 540 common shares.

On July 5, 2012, the company executed a reverse split decreasing shares by 1 for 1000.  All share references in these financial statements have been retroactively adjusted for this reverse split. On April 18, 2014, the company executed a reverse split decreasing shares by 1 for 200.

On July 10, 2012, the company completed an agreement with GMM Global Multi-Mining Diversified Group Limited (“GMM”) wherein GMM assigned and transferred a 60% interest in a joint venture to the company for 655,000 shares of the company’s common stock (valued at $131,000, per the agreement) and $500,000 cash. The 655,000 shares of common stock were issued on July 10, 2012; however, the Company failed to pay the required $500,000 and forfeited its right to the 60% interest. The Company recorded a loss on impairment of $131,000.

On July 12, 2012, the company completed a transaction whereby it issued 96,250 shares of its common stock for $19,950 in debt. The debt was comprised of prior advances from an unrelated third party. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $300.00 per share ($1.50 per share pre-reverse split of 200 to 1), which was the price of the Company’s common stock on July 12, 2012. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $29,905,050.

On October 31, 2012, the company completed a transaction whereby it issued 75,000 shares of its common stock for $15,000 in debt. The debt was comprised of advances from unrelated third parties. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $4.50 per share ($0.0225 per share pre-reverse split of 200 to 1), which was the price of the Company’s common stock on October 31, 2012. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $322,500.

On January 31, 2013, the company completed a transaction whereby it issued 166,946 shares of its common stock for $33,389 in debt. The debt was comprised of advances from unrelated third parties. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $2.56 per share ($0.0128 per share pre-reverse split of 200 to 1),, which was the price of the Company’s common stock on January 31, 2013. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $394,111.

On August 7, 2013, the company completed a transaction whereby it issued 87,500 shares of its common stock for $17,500 of unpaid compensation owned to this previous director. The transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $0.40 per share ($0.002 per share pre-reverse split of 200 to 1), which was the price of the Company’s common stock on August 7, 2013. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $35,000.

On January 13, 2014, the company completed a transaction whereby it issued 75,000 shares of its common stock for $15,000 of debt. The transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $0.40 per share ($0.002 per share pre-reverse split of 200 to 1), which was the price of the Company’s common stock on January 13, 2014. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $30,000.

On May 2, 2014, the Company issued 21,000,000 shares to its directors. At the time of the issue the Company’s shares were valued at $2.30 per share. The compensation expense will be $48,300,000.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the year ended March 31, 2014, the CEO had advanced $Nil ($Nil – 2013) to the Company. The Company owes the CEO $28,750 which is included in advances from related parties for management fees.

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

7. SUBSEQUENT EVENTS

The share capital has been restated for the 200 to 1 reverse stock split enacted during April 2014. Furthermore as discussed in Note 4 above, there were 21,000,000 shares issued to current directors subsequent to year end.

Exhibit  99.1

Rule 13a-14(a) 15(d)-14(a) Certification
By Chief Executive Officer

I, Robert Coleridge, certify that:

1.	I have reviewed this Form 10-K of Indie Growers Association (the “small business issuer”);
2.

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s forth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over the financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financing reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: June 26, 2014

/s Robert Coleridge

  Robert Coleridge

 Chief Executive Officer and Director

Exhibit 99.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Indie Growers Association (the “Company”) for the year ended March 31, 2014, as filed with the Securities and Exchange Commission on the date hereof, I, Robert Coleridge, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

a.       The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

b.       The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 26, 2014

/s Robert Coleridge

   Robert Coleridge

 Chief Executive Officer and Director

Exhibit 99.3

Rule 13a-14(a) 15(d)-14(a) Certification

By Chief Financial Officer

I, Robert Coleridge, certify that:

      1.      I have reviewed this Form 10-K of Indie Growers Association (the “small business issue

2.

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s forth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over the financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financing reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: June 26, 2014

/s Robert Coleridge

   Robert Coleridge

   Chief Financial Officer, Secretary Treasurer and Director

Exhibit 99.4

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Indie Growers Association (the “Company”) for the year ended March 31, 2014, as filed with the Securities and Exchange Commission on the date hereof, I, Robert Coleridge Chief Financial Officer, Secretary Treasurer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.    The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.     The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 26, 2014

/s Robert Coleridge

   Robert Coleridge

   Chief Financial Officer, Secretary Treasurer and Director