Form 10-K/A
period 2014-03-31
INDIE GROWERS ASSOCIATION
filed 2014-08-19
CIK 1376316

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

June 27, 2014         Indie Growers Association (formerly Viking Minerals, Inc.)

                                       By: /s/ Robert Coleridge

                                           -------------------------------------

                                           Robert Coleridge, President and

                                           Chief Financial Officer

Indie Growers Association (formerly Viking Minerals, Inc.)
(a Pre-Exploration Stage Company)
Balance Sheets

	March 31, 2014	March 31, 2013
ASSETS
CURRENT ASSETS
Cash	$ 37,319	$ -
TOTAL CURRENT ASSETS	37,319	-
TOTAL ASSETS	$ 37,319	$ -

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$ 26,438	$ 60,675
Advances from related party	38,250	-
Advance	119,425	3,438
TOTAL CURRENT LIABILITIES	184,113	64,113

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, Authorized - 400,000,000 common shares, Issued as of March 31, 2014 – 1,159,736 shares and as of March 31,2013 – 997,236	1,160	997
Additional paid-in capital	30,912,340	30,847,503
Deficit accumulated during exploration period	(31,060,294)	(30,912,613)
TOTAL STOCKHOLDERS' DEFICIT	(146,794)	(64,113)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 37,319	$ -

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

Indie Growers Association (formerly Viking Minerals, Inc.)
(a Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT - RESTATED
From Inception (March 24, 2006) to March 31, 2014

	Common Stock			Deficit Accumulated During Exploration
	Shares	Amount	Paid-in Capital	Stage	Stockholder Deficit

Balace March 24, 2006 (date of inception)
Issuance of common stock	1,750	$2	$19,998	$—	$20,000
Net loss year ended March 31, 2007	—	—	—	(30,600)	(30,600)
Balance March 31, 2007	1,750	2	19,998	(30,600)	(10,600)

Net loss year ended March 31, 2008	—	—	—	(2,812)	(2,812)
Balance March 31, 2008	1,750	2	19,998	(33,412)	(13,412)

Net loss year ended March 31, 2009	—	—	—	(3,162)	(3,162)
Balance March 31, 2009	1,750	2	19,998	(36,574)	(16,574)

Net loss year ended March 31, 2010	—	—	—	(350)	(350)
Balance March 31, 2010	1,750	2	19,998	(36,924)	(16,924)

Shares issued for services	18	-	7,500	—	7,500
Net loss year ended March 31, 2011	—	—	—	(49,210)	(49,210)
Balance March 31, 2011	1,768	2	27,498	(86,134)	(58,634)

Shares canceled, June 23, 2011	(1,228)	(1)	1	—	—
Net loss year ended March 31, 2012	—	—	—	(29,571)	(29,571)
Balance March 31, 2012	540	1	27,499	(115,705)	(88,205)

Shares issued for property	655,000	655	130,345	—	131,000
Shares issued for debt	342,397	342	30,689,658	—	88,290
Net loss year ended March 31, 2013	—	—	—	(30,796,908)	(30,796,908)
Balance March 31, 2013	997,937	$998	$30,847,502	$(30,912,613)	$(64,113)

Shares issued for services	87,500	87	34,913	-	35,000
Shares issued for debt	75,000	75	29,925	-	30,000
Net loss year ended March 31, 2014	-	-	-	(147,681)	(147,681)
Balance March 31, 2014	1,160,437	1,160	30,912,340	(31,060,294)	(146,794)

Indie Growers Association (formerly Viking Minerals, Inc.)
(a Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS
From Inception (March 24, 2006) to March 31, 2014

	For the year ended	For the year ended	From inception (March 24, 2006) to
	March 31, 2014	March 31, 2013	March 31, 2014
OPERATING ACTIVITIES
Net income (loss)	$(147,681)	$(30,796,908)	$ (31,060,294)
Loss on Forfeiture of Deposit	50,000	-	50,000
Recognition of impairment loss (Mineral Claim)	-	131,000	181,624
Loss on Extinguishment of debt	-	30,621,661	30,621,661
Stock issued for services	35,000	-	42,500
Stock issued for debt	30,000	88,290	98,340
Accounts payable	(34,237)	(15,374)	26,437
NET CASH USED IN OPERATING ACTIVITIES	(66,918)	28,669	(39,732)

INVESTING ACTIVITIES
Deposit on properties	(50,000)	-	(50,000)
Purchase of mineral claims	-	-	(50,624)
NET CASH USED IN INVESTING ACTIVITIES	(50,000)	-	(100,624)

FINANCING ACTIVITIES
Advances	115,986	(21,563)	119,424
Advances from related party	38,250	(7,106)	38,250
Common stock issued for cash	-	-	20,000
NET CASH USED IN FINANCING ACTIVITIES	154,236	(28,669)	177,674

NET CHANGE IN CASH	37,319	-	37,319

CASH, at beginning of period	-	-	-
CASH AT END OF PERIOD	$ 37,319	$ -	$ 37,319

CASH PAID FOR:
Interest	$ -	$ -	$ -
Income Tax	$ -	$ -	$ -
SHARES PAID FOR:
Property	-	655,000	655,000
Debt Settlement	7,500	341,696	349,196

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