Form 10-Q
period 2014-06-30
INDIE GROWERS ASSOCIATION
filed 2014-08-19
CIK 1376316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

                       Commission File Number: 333-139482

INDIE GROWERS ASSOCIATION
             (Exact name of Registrant as specified in its charter)

            Nevada                                                                                                  98-0492900
  (State or other jurisdiction                              (I.R.S.Employer
of incorporation or organization)                        Identification No.)

311 Division St.
Carson City, NV 89703                                               Telephone: 888-648-0838

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

Yes [X] No [ ]

We had a total of 85,160,437 shares of common stock issued and outstanding at August 12, 2014.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

Indie Growers Association
fka Viking Minerals Inc.
Unaudited Balance Sheets

	June 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS
Cash	$1,465	$37,319
TOTAL CURRENT ASSETS	1,465	37,319
TOTAL ASSETS	$1,465	$37,319

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$40,362	$26,438
Payable to related party	-	38,250
Promissory Note Payable	120,471
Short term loan	99,627	119,425
TOTAL CURRENT LIABILITIES	260,460	184,113

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, Authorized - 400,000,000 common shares, Issued as of June 30, 2014 —23,160,437 and March 31, 2014—1,061,694 shares. The effect of the 200 to one reverse split on April 8, 2014 has been applied	26,160	30,912,340
Additional paid-in capital	82,214,589	1,160
Deficit accumulated during exploration period	(82,499,744)	(31,060,294)
TOTAL STOCKHOLDERS' DEFICIT	(258,995)	(146,794)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,465	$37,319

The accompanying notes are an integral part of these unaudited financial statements.

Indie Growers Association
fka Viking Minerals Inc.
Unaudited Statements of Operations

	For the three months ended June 30, 2014	For the three months ended June 30, 2013

REVENUE	$-	$-

EXPENSES
Loss on Forfeiture of deposit	156,212
Conversion benefit upon extinguishment of debt	3,038,000
Interest Expense	1,471
Office	305	-
Professional	48,243,420	-
Communications	42	14,000
TOTAL EXPENSES	51,439,450	14,000

Net loss from operations	(51,439,450)	(14,000)

NET INCOME (LOSS)	$(51,439,450)	$(14,000)

BASIC & DILUTED (LOSS) PER COMMON SHARE	$(3.34)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES	$15,407,897	$997,236

The accompanying notes are an integral part of these unaudited financial statements.

Indie Growers Association
fka Viking Minerals Inc.
UNAUDITED STATEMENTS OF CASH FLOWS
Thre three month periods ended June 30, 2014 and 2013

	For the three months ended June 30, 2014		For the three months ended June 30, 2013
OPERATING ACTIVITIES
Net income (loss)	$(51,439,450)		$(14,000)
Loss on Extinguishment of debt	3,038,000		-
Loss of Forfeiture of deposit	156,212
Stock issued for services	48,200,000		-
Accounts payable	7,472		14,000
NET CASH USED IN OPERATING ACTIVITIES	(37,767)		-

INVESTING ACTIVITIES
Deposit on properties	(156,212)		-
NET CASH USED IN INVESTING ACTIVITIES	(156,212)		-

FINANCING ACTIVITIES
Advances	158,125		-
NET CASH USED IN FINANCING ACTIVITIES	158,125		-

NET CHANGE IN CASH	(35,854)		-

CASH, at beginning of period	37,319		-
CASH AT END OF PERIOD	$1,465		$-
	0
CASH PAID FOR:
Interest	$-		$-
Income Tax	$-		$-
SHARES PAID FOR:
Debt	$2,299,000		$131,000
Services	$48,200,000	$

The accompanying notes are an integral part of these unaudited financial statements.

INDIE GROWERS ASSOCIATION
(Fka Viking Minerals Inc.)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30,2014
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The company was incorporated under the laws of the state of Nevada on March 24, 2006 with 75,000,000 authorized common shares with a par value of $0.001.  In January 2011 the company filed an amendment with the state of Nevada to increase the authorized shares to 400,000,000 shares of common stock at a par value of $0.001 per share.

The company was initially organized for the purpose of acquiring and developing mineral claims and is in the pre-exploration stage. On April 28, 2014 the Company name was changed from Viking Minerals, Inc. to Indie Growers Association to reflect the change of business. The Company through acquisition of a lease agreement is now in the business, has now been licensed to sub-lease its land to licensed marijuana growers. The Company earns a royalty from its sub-lessors.

The interim financial statements for the three months ended June 30, 2014 and 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended March 31, 2014, as filed with the SEC.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive, and then the basic and diluted per share amounts are the same. As of April 1, 2014, the Company entered into a promissory note for $120,000 which is convertible at $0.001 per share. This represents a potential dilution of 120,000,000 shares.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

3. INVESTMENTS

a)	CANCELLATION OF INVESTMENT IN INDIE GROWERS UNION LLC.

On April 8, 2014, the Company entered into a binding share exchange agreement, fully executed by all parties, between the unit holders of Indie Growers Union LLC of Washington State and Viking Minerals Inc. (now known as Indie Growers Association Inc.). Under the terms of the agreement, the Company was to issue a total of 87,500,000 shares of common stock in exchange for all of the outstanding member units and assets of Indie Growers Union LLC on or before April 30, 2014. In addition, the Company had forwarded a total of $185,000 to Indie Growers Union LLC as a good faith payment. On April 28, 2014 the Company cancelled this Agreement. No stock was issued and $28,788 of the $185,000 deposit was recovered.

b)	INVESTMENT IN RIVER RIDGE SUNSHINE FARMS LLC

On April 28, 2014, the Company entered into an agreement to acquire a 30% interest as well as a long term lease on the remaining 70% of River Ridge Sunshine Farms, a $1.2 Million agricultural property in Prosser, Washington. After completion of due diligence, the agreement was amended and executed on June 30, 2014 and completed and closed on July 1, 2014.  Under the terms of the amended agreement, Ricardo Esparza transferred his 100% ownership in River Ridge Sunshine Farms LLC in exchange for 62,000,000 restricted shares of the common stock of Indie Growers Association. River Ridge Sunshine Farms LLC holds a 10 year renewable lease on the property in Prosser, Washington. The property is subleased to Cannabliss Organic Gardens, a licensed medical marijuana grower who expects to be approved for its Tier 3 license.  Under the terms of the sublease, River Ridge Sunshine Farms LLC will receive sufficient rental income to expand construction onto adjacent properties. River Ridge Sunshine Farms LLC intends to sublease these adjacent properties to other Tier 3 licensees.The market value of the Company’s shares as of the date of the acquisition was approximately $0.75 per share thereby valuing the acquisition at $46,500,000

4. COMMON STOCK
At inception the company issued 10,000 private placement common shares for cash of $20,000. On May 18, 2010 the At inception the company issued 500 private placement common shares for cash of $20,000. On May 18, 2010 the company issued an additional 0.5 shares for services. The value of these shares was calculated by using 75 hours of consulting at a charge rate of $100 per hour.
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
On July 10, 2012, the company completed an agreement with GMM Global Multi-Mining Diversified Group Limited (“GMM”) wherein GMM assigned and transferred a 60% interest in a joint venture to the company for 655,000 shares of the company’s common stock (valued at $131,000, per the agreement) and $500,000 cash. The 655,000 shares of common stock were issued on July 10, 2012; however, the Company failed to pay the required $500,000 and forfeited its right to the 60% interest. The Company recorded a loss on impairment of $131,000. On July 16, 2014, the Company cancelled the 655,000 shares issued. Consequently, the $131,000 loss on impairment will be reversed.
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
On May 2, 2014, the Company issued 21,000,000 shares to its directors. At the time of the issue the Company’s shares were valued at $2.30 per share. The compensation expense was $48,300,000.
On June2, 2014, the company completed a transaction whereby it issued 2,000,000 shares of its common stock for $2,000 of debt. The transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $1.52 per share which was the price of the Company’s common stock on June 2, 2014. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations in the amount of $3,038,000.
5. SUBSEQUENT EVENTS

On July 1, 2014, the Company, issued 62,000,000 shares under the acquisition agreement to acquire River Ridge Sunshine Farms LLC (“River Ridge”). River Ridge is a new Washington corporation with no assets or liabilities other an extendable 10 year lease on agricultural property. At the time of the acquisition, the value of the Company’s shares was valued at $0.75 per share. So the acquisition cost of River Ridge is $46,500,000.

On July 2, 2014, the company cancelled the 655,000 shareswhich had been issued pursuant to an agreement with GMM Global Multi-Mining Diversified Group Limited (“GMM”). Under the terms of the agreement entered into on July 10, 2012, GMM assigned and transferred a 60% interest in a joint venture to the company for 655,000 shares of the company’s common stock (valued at $131,000, per the agreement) and $500,000 cash. The 655,000 shares of common stock were issued on July 10, 2012; however, the Company failed to pay the required $500,000 and forfeited its right to the 60% interest as of April 1, 2013. The Company had recorded a loss on impairment of $131,000. With cancellation of the 655,000 shares, $131,000 recovery of the loss on impairment will be applied.

On July 16, 2014, a former director of the Company, Mr. Charles Irizarry, forgave the $38,250 indebtedness due from the Company to him. The $38,250 recovery has been applied to Additional Paid-in Capital.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the three months ended June 30, 2014, the company has issued 21,000,000 shares to its directors at a compensation expense of $48,300,000. Also during the quarter, the Company advanced $14,530 of consulting fees to its directors.

During the three months ended June 30, 2014, the Director advanced $nil to the Company.

On July 16, 2014, a former director of the Company, Mr. Charles Irizarry, forgave the $38,250 indebtedness due from the Company to him. The $38,250 recovery has been applied to Additional Paid-in Capital.

7. GOING CONCERN

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

We have an accumulated deficit of $82,499,744 from inception (March 24, 2006) to the three months ending June 30, 2014.

The loss incurred during the quarter ended June 30, 2014 (QE14) was $51,439,450 compared to a loss of $14,000 for the quarter ended June 30, 2013 (QE13). The loss was largely due to the Loss on Forfeiture of Deposit of $156,212on cancellation of an investment agreement; Conversion Benefit upon the Extinguishment of Debt $3,038,000; and 21,000,000 Shares issued to Management whose market value at the date of issue was $48,200,000.

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
The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.
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
On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-

iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that “it is possible to provide financial services"” to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date it is not clear what if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. We could be subject to sanctions if we are found to be a financial institution and not in harmony with FinCET guidelines. Also, the inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to contract with us.
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
Our ability to acquire, operate and sell properties, engage in the business activities that we have planned and achieve positive financial performance depends, in large measure, on our ability to obtain financing in amounts and on terms that are favorable. The capital markets in the United States have recently undergone a turbulent period in which lending was severely restricted. Although there appears to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state. Obtaining favorable financing in the current environment remains challenging. We recently entered into a drawdown agreement for $14 million. In the event the lender is unable to finance on our drawdowns, we will not be able to implement our business plan and our financial performance could be adversely affected.
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
The following table provides selected financial data about our company for the three month ended June 30, 2014 and March 31, 2014.

Balance Sheet Data	March 31, 2014	March 31, 2014
Cash	$1,465	$37,319
Liabilities	$260,459	$184,112
Stockholders' Deficit	$(258,995)	$(146,794)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2014 was $1,465 with outstanding liabilities of $260,459. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $1,465 as of June 30, 2014. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

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

As of June 30, 2014 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as June 30, 2014 and communicated the matters to our management.

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

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2014.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number           Description of Exhibit
--------------           ----------------------
3.1                    Articles of Incorporation (1)

3.2                        Bylaws (1)
10.1              Material Contract to acquire GMM Global Multi-Mining Diversified Group Limited by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on July 12, 2012

10.2              Material Contract to acquire Indie Growers Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on April 8, 2014
.
10.3              Material Contract to acquire River Ridge Sunshine Farms LLC Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on April 28, 2014

10.4              Material Contract confirming acquisition of River Ridge Sunshine Farms LLC Incorporated by reference herein to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 30, 2014

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

Date: August 19, 2014	By:	/s/ Robert Coleridge
Robert Coleridge, Chief Executive Officer
Chief Financial Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer and Principal Accounting Officer)

Exhibit 31.1
CERTIFICATION
I, Robert Coleridge, Chief Executive Officer and acting Chief Financial Officer certify that:
1.	I have reviewed this report on Form 10-Q of Indie Growers Association;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

c.
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on our evaluation; and

d.
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 19, 2014	By:	/s/ Robert Coleridge
Robert Coleridge
Chief Executive Officer, President, acting Chief Financial Officer, acting Principal Accounting Officer and Director

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
ACTING CHIEF FINANCIAL OFFICER OF
INDIE GROWERS ASSOCIATION
FORM 10-Q FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2014
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Coleridge, am the Chief Executive Officer and acting Chief Financial Officer of Indie Growers Association, a Nevada corporation (the "Company"). I am delivering this certificate in connection with the Quarterly Report on Form 10-Q of the Company for the threemonth periodended June 30, 2013 and filed with the Securities and Exchange Commission ("Quarterly Report").

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I hereby certify that, to the best of my knowledge, the Quarterly Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 19, 2014	By:	/s/ Robert Coleridge
Robert Coleridge
Chief Executive Officer, President, acting Chief Financial Officer, acting Principal Accounting Officer and Director