Form 10-Q/A
period 2014-06-30
INDIE GROWERS ASSOCIATION
filed 2014-09-08
CIK 1376316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q/A

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

Indie Growers Association
fka Viking Minerals Inc.
Unaudited Balance Sheets

	June 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS
Cash	$1,465	$37,319
TOTAL CURRENT ASSETS	1,465	37,319
TOTAL ASSETS	$1,465	$37,319

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$40,362	$26,438
Payable to related party	-	38,250
Promissory Note Payable	120,471
Short term loan	99,627	119,425
TOTAL CURRENT LIABILITIES	260,460	184,113

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, Authorized - 400,000,000 common shares, Issued as of June 30, 2014 - 23,160,437 and March 31, 2014 - 1,061,694 shares. The effect of the 200 to one reverse split on April 8, 2014 has been applied	26,160	30,912,340
Additional paid-in capital	82,214,589	1,160
Deficit accumulated during exploration period	(82,499,744)	(31,060,294)
TOTAL STOCKHOLDERS' DEFICIT	(258,995)	(146,794)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,465	$37,319

The accompanying notes are an integral part of these unaudited financial statements.

Indie Growers Association
fka Viking Minerals Inc.
Unaudited Statements of Operations

		For the three months ended June 30, 2014	For the three months ended June 30, 2013

REVENUE		$-	$-

EXPENSES
Loss on Forfeiture of deposit		156,212
Conversion benefit upon extinguishment of debt		3,038,000
Interest Expense		1,471
Office		305	-
Professional		48,243,420	-
Communications		42	14,000
TOTAL EXPENSES		51,439,450	14,000

Net loss from operations		(51,439,450)	(14,000)

NET INCOME (LOSS)		$(51,439,450)	$(14,000)

BASIC & DILUTED (LOSS) PER COMMON SHARE	$	( 3. 34)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES		$15,407,897	$997,236

The accompanying notes are an integral part of these unaudited financial statements.

Indie Growers Association
fka Viking Minerals Inc.
UNAUDITED STATEMENTS OF CASH FLOWS
Thre three month periods ended June 30, 2014 and 2013

	For the three months ended June 30, 2014		For the three months ended June 30, 2013
OPERATING ACTIVITIES
Net income (loss)	$(51,439,450)		$(14,000)
Loss on Extinguishment of debt	3,038,000		-
Loss of Forfeiture of deposit	156,212
Stock issued for services	48,200,000		-
Accounts payable	7,472		14,000
NET CASH USED IN OPERATING ACTIVITIES	(37,767)		-

INVESTING ACTIVITIES
Deposit on properties	(156,212)		-
NET CASH USED IN INVESTING ACTIVITIES	(15 6,212)		-

FINANCING ACTIVITIES
Advances	158,125		-
NET CASH USED IN FINANCING ACTIVITIES	15 8,125		-

NET CHANGE IN CASH	(35,854)		-

CASH, at beginning of period	37,319		-
CASH AT END OF PERIOD	$1,465		$-

CASH PAID FOR:
Interest	$-		$-
Income Tax	$-		$-
SHARES PAID FOR:
Debt	$2,299,000		$131,000
Services	$48,200,000	$

The accompanying notes are an integral part of these unaudited financial statements.

INDIE GROWERS ASSOCIATION
(Fka Viking Minerals Inc.)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30,2014
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The company was incorporated under the laws of the state of Nevada on March 24, 2006 with 75,000,000 authorized common shares with a par value of $ 0.001 .  In January 2011 the company filed an amendment with the state of Nevada to increase the authorized shares to 400,000,000 shares of common stock at a par value of $ 0.001 per share.

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

The interim financial statements for the three months ended June 30, 2014 and 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended March 31, 201 4 , as filed with the SEC.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive, and then the basic and diluted per share amounts are the same. As of April 1, 2014, the Company entered into a promissory note for $ 120,000 which is convertible at $ 0.001 per share. This represents a potential dilution of 120,000,000 shares.
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
IMPAIRMENT OF LONG-LIVED ASSETS
The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360 - 10 - 15 - 3 through 15 - 5 , Impairment or Disposal of Long-Lived Assets.
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

3 . INVESTMENTS

a)	CANCELLATION OF INVESTMENT IN INDIE GROWERS UNION LLC.

On April 8, 2014, the Company entered into a binding share exchange agreement, fully executed by all parties, between the unit holders of Indie Growers Union LLC of Washington State and Viking Minerals Inc. (now known as Indie Growers Association Inc.). Under the terms of the agreement, the Company was to issue a total of 87,500,000 shares of common stock in exchange for all of the outstanding member units and assets of Indie Growers Union LLC on or before April 30, 2014. In addition, the Company had forwarded a total of $ 185,000 to Indie Growers Union LLC as a good faith payment. On April 28, 2014 the Company cancelled this Agreement. No stock was issued and $ 28,788 of the $ 185,000 deposit was recovered.

b)	INVESTMENT IN RIVER RIDGE SUNSHINE FARMS LLC

On April 28, 2014, the Company entered into an agreement to acquire a 30 % interest as well as a long term lease on the remaining 70 % of River Ridge Sunshine Farms, a $ 1.2 Million agricultural property in Prosser, Washington. After completion of due diligence, the agreement was amended and executed on June 30, 2014 and completed and closed on July 1, 2014.  Under the terms of the amended agreement, Ricardo Esparza transferred his 100 % ownership in River Ridge Sunshine Farms LLC in exchange for 62,000,000 restricted shares of the common stock of Indie Growers Association. River Ridge Sunshine Farms LLC holds a 10 year renewable lease on the property in Prosser, Washington. The property is subleased to Cannabliss Organic Gardens, a licensed medical marijuana grower who expects to be approved for its Tier 3 license.  Under the terms of the sublease, River Ridge Sunshine Farms LLC will receive sufficient rental income to expand construction onto adjacent properties. River Ridge Sunshine Farms LLC intends to sublease these adjacent properties to other Tier 3 licensees.The market value of the Company’s shares as of the date of the acquisition was approximately $ 0 . 75   per share thereby valuing the acquisition at $ 46,500,000

4 . COMMON STOCK

At inception the company issued 500 private placement common shares for cash of $ 20,000 . On May 18, 2010 the company issued an additional 0.5 shares for services. The value of these shares was calculated by using 75 hours of consulting at a charge rate of $ 100 per hour.

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
On July 5, 2012, the company executed a reverse split decreasing shares by 1 for 1000 . All share references in these financial statements have been retroactively adjusted for this reverse split. On April 18, 2014, the company executed a reverse split decreasing shares by 1 for 200 .

On July 10, 2012, the company completed an agreement with GMM Global Multi-Mining Diversified Group Limited (“GMM”) wherein GMM assigned and transferred a 60 % interest in a joint venture to the company for 655,000 shares of the company’s common stock (valued at $ 131,000 , per the agreement) and $ 500,000 cash. The 655,000 shares of common stock were issued on July 10, 2012; however, the Company failed to pay the required $ 500,000 and forfeited its right to the 60 % interest. The Company recorded a loss on impairment of $ 131,000 .On July 16, 2014, the Company cancelled the 655,000 shares issued. Consequently, the $ 131,000 loss on impairment will be reversed.

On July 12, 2012, the company completed a transaction whereby it issued 96,250 shares of its common stock for $ 19,950 in debt. The debt was comprised of prior advances from an unrelated third party. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $ 300.00 per share ($ 1.50 per share pre-reverse split of 200 to 1 ), which was the price of the Company’s common stock on July 12, 2012. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $ 29,905,050 .

On October 31, 2012, the company completed a transaction whereby it issued 75,000 shares of its common stock for $ 15,000 in debt. The debt was comprised of advances from unrelated third parties. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $ 4.50 per share ($ 0.0225 per share pre-reverse split of 200 to 1 ), which was the price of the Company’s common stock on October 31, 2012. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $ 322,500 .

On January 31, 2013, the company completed a transaction whereby it issued 166,946 shares of its common stock for $ 33,389 in debt. The debt was comprised of advances from unrelated third parties. This transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $ 2.56 per share ($ 0.0128 per share pre-reverse split of 200 to 1 ),, which was the price of the Company’s common stock on January 31, 2013. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $ 394,111 .

On August 7, 2013, the company completed a transaction whereby it issued 87,500 shares of its common stock for $ 17,500 of unpaid compensation owned to this previous director. The transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $ 0.40 per share ($ 0.002 per share pre-reverse split of 200 to 1 ), which was the price of the Company’s common stock on August 7, 2013. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $ 35,000 .

On January 13, 2014, the company completed a transaction whereby it issued 75,000 shares of its common stock for $ 15,000 of debt. The transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $ 0.40 per share ($ 0.002 per share pre-reverse split of 200 to 1 ), which was the price of the Company’s common stock on January 13, 2014. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations, in the amount of $ 30,000 .

On May 2, 2014, the Company issued 21,000,000 shares to its directors. At the time of the issue the Company’s shares were valued at $ 2.30 per share. The compensation expense was$ 48,300,000 .

On June2, 2014, the company completed a transaction whereby it issued  2,000 , 000 shares of its common stock for $ 2 , 000 of debt. The transaction was accounted for as an extinguishment of debt, in accordance with ASC 470-50. The shares were valued at $ 1.52  per share which was the price of the Company’s common stock on June 2, 2014. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations in the amount of $ 3,038,000 .

5 . SUBSEQUENT EVENTS

On July 1, 2014, the Company, issued 62,000,000 shares under the acquisition agreement to acquire River Ridge Sunshine Farms LLC (“River Ridge”). River Ridge is a new Washington corporation with no assets or liabilities other an extendable 10 year lease on agricultural property. At the time of the acquisition, the value of the Company’s shares was valued at$ 0 . 75 per share. So the acquisition cost of River Ridge is $ 46 , 500,000 .

On July 2, 2014, the company cancelled the 655,000 shareswhich had been issued pursuant to an agreement with GMM Global Multi-Mining Diversified Group Limited (“GMM”). Under the terms of the agreement entered into on July 10, 2012 ,GMM assigned and transferred a 60 % interest in a joint venture to the company for  655 , 000 shares of the company’s common stock (valued at $ 131,000 , per the agreement) and $ 500,000 cash. The  655 , 000 shares of common stock were issued on July 10, 2012; however, the Company failed to pay the required $ 500,000 and forfeited its right to the 60 % interest as of April 1, 2013. The Company had recorded a loss on impairment of $ 131,000 . With cancellation of the 655,000 shares, $ 131,000 recovery of the loss on impairment will be applied.

On July 16, 2014, a former director of the Company, Mr. Charles Irizarry, forgave the $ 38,250 indebtedness due from the Company to him. The $ 38,250 recovery has been applied to Additional Paid-in Capital.

6 . SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the three months ended June 30, 2014, the company has issued 21,000,000 shares to its directors at a compensation expense of $ 48,300,000 .Also during the quarter, the Company advanced$ 14,530 of consulting fees to its directors.

During the three months ended June 30, 2014, the Director advanced $ nil  to the Company.

On July 16, 2014, a former director of the Company, Mr. Charles Irizarry, forgave the $ 38,250 indebtedness due from the Company to him. The $ 38,250 recovery has been applied to Additional Paid-in Capital.

7 . GOING CONCERN

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
The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in  United States v. Oakland Cannabis Buyers' Coop . and  Gonzales v. Raich  that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.
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

L IQUIDITY AND CAPITAL RESOURCES

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

Date: August 19, 2014

Signature                     Title
----------------------        -----------------

By: /s/ Robert Coleridge Chief Executive Officer,
Date:  August  19 , 2014
-------------------------     Chief Financial Officer,
Robert Coleridge              President, Secretary, Treasurer
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