Form 10-Q
period 2014-09-30
INDIE GROWERS ASSOCIATION
filed 2014-11-14
CIK 1376316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 148,660,437 shares of common stock issued and outstanding at November 14, 2014.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented.  Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

INDIE GROWERS ASSOCIATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	30-Sep-14	31-Mar-14
ASSETS
Cash	$12,124	$37,319
Accounts receivable	29,245	-
Note receivable	8,849	-
Property and Equipment	284,871	-
Aquisition of River Ridge Sunshine Farms LLC	46,500,000	-
TOTAL ASSETS	$46,835,089	$37,319

LIABILITIES
Accounts payable	$75,176	$26,438
Payable to related party	51,459	38,250
Notes payable	409,327	119,425
TOTAL LIABILITIES	535,962	184,113

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, Authorized: 400,000,000, Issued: 148,660,437 (March 31, 2014: 1,159,736)	148,660	1,160
Additional paid-in capital	190,476,920	30,912,340
Accumulated deficit	(144,326,453)	(31,060,294)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	46,299,127	(146,794)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,835,089	$37,319

The accompanying notes are an integral part of these unaudited financial statements.

INDIE GROWERS ASSOCIATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	30-Sep-14	30-Sep-13	30-Sep-14	30-Sep-13

REVENUE	$ 29,245	$ -	$ 29,245	$ -

EXPENSES
Automobile	2,142	-	2,948	-
Building supplies	2,003	-	6,527	-
Communications	10,020	18,000	10,062	26,000
Directors Fees	-	-	48,200,000	-
Equipment Rental	-	-	2,230	-
Loss on extinguishment of debt	61,812,500	-	64,850,500	-
Loss on forfeiture of deposit	-	-	156,212	-
Office & Miscellaneous	4,053	-	8,806	-
Professional	7,700	-	58,120	-
TOTAL EXPENSES	61,838,419	18,000	113,295,404	26,000
NET INCOME (LOSS)	$ (61,809,173)	$ (18,000)	$(113,266,159)	$ (26,000)

BASIC & DILUTED INCOME (LOSS) PER COMMON SHARE	$ (0.46)	$ (0.02)	$ (2.05)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES	134,923,472	997,236	55,381,868	997,236

The accompanying notes are an integral part of these unaudited financial statements.

INDIE GROWERS ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	30-Sep-14	30-Sep-13

OPERATING ACTIVITIES
Net income (loss)	$ (113,266,159)	$ (26,000)
Stock issued for extinguishment of debt	64,850,500	-
Stock issued for director's fees	48,200,000	-
Loss on forfeiture of deposit	156,212
Accounts receivable	(29,245)
Note receivable	(8,849)
Accounts payable	48,738	26,000
NET CASH USED IN OPERATING ACTIVITIES	(48,803)	-

INVESTING ACTIVITIES
Property and infrastructure	(284,871)	-
NET CASH USED IN INVESTING ACTIVITIES	(284,871)	-

FINANCING ACTIVITIES
Payable to related party	13,209	-
Notes payable	295,270	-
NET CASH USED IN FINANCING ACTIVITIES	308,479	-

NET CHANGE IN CASH	(25,195)	-
CASH at beginning of period	37,319	-
CASH AT END OF PERIOD	$ 12,124	$ -

CASH PAID FOR
Interest	$ 1,471	$ -
Income Tax	$ -	$ -

SHARES PAID FOR:
Property	62,000,000	-
Debt	64,500,000	-
Services	21,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

INDIE GROWERS ASSOCIATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30,2014
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The company was incorporated under the laws of the state of Nevada on March 24, 2006 with 75,000,000 authorized common shares with a par value of $0.001.  In January 2011 the company filed an amendment with the state of Nevada to increase the authorized shares to 400,000,000 shares of common stock at a par value of $0.001 per share.

The company was initially organized for the purpose of acquiring and developing mineral claims and is in the pre-exploration stage. On April 28, 2014 the Company name was changed from Viking Minerals, Inc. to Indie Growers Association to reflect the change of business. The Company through acquisition of River Ridge Sunshine Farms LLC is now in the business of sub-leasing its land to licensed marijuana growers. However, the Company does not derive any income from the production, processing, or sale of cannabis or related products.

The interim financial statements for the six months ended September 30, 2014 and 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended March 31, 2014, as filed with the SEC.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive, and then the basic and diluted per share amounts are the same. The Company has entered into various notes with a third party, which as of September 30, 2014 totaled  $409,327 which is convertible at $0.001 per share. This represents a potential dilution of 409,327,000 shares.

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

On April 28, 2014, the Company entered into an agreement to acquire a 30 % interest as well as a long term lease on the remaining 70 % of River Ridge Sunshine Farms LLC (“RRSF”), a $ 1.2 Million agricultural property in Prosser, Washington in exchange for 62,000,000 shares. After completion of due diligence, the agreement was amended and executed on June 30, 2014 and completed and closed on July 1, 2014. The market value of the Company’s shares as of the date of the acquisition was $0.75 per share thereby valuing the acquisition at $46,500,000.

The net effect of the acquisition on the Balance Sheet of the Company as of June 30, 2014 as previously filed with the SEC will be as follows:

	Indie Growers Association	River Ridge Sunshine Farms	CONSOLIDATED
ASSETS
Cash	1,465	9,103	10,568
Accounts Receivable	-	6,123	6,123
Notes Receivable	-	2,000	2,000
Property & Infrastructure	-	137,580	137,580
TOTAL ASSETS	1,465	154,807	156,272
LIABILITIES
Accounts Payable	40,362	8,195	48,557
Notes Payable	220,098	164,148	384,246
TOTAL LIABILITIES	260,460	172,343	432,803
EQUITY
Share Capital	24,160	-	24,160
Additional paid-in capital	82,216,589	-	82,216,589
Accumulated Deficit	(82,499,744)	(17,535)	(82,517,279)
TOTAL EQUITY	(258,995)	(17,535)	(276,530)
TOTAL LIABILITIES & EQUITY	1,465	154,807	156,272

The net effect of the acquisition on the Statement of Operations of the Company for the three months ended June 30, 2014 as previously filed with the SEC will be as follows:

	Indie Growers Association	River Ridge Sunshine Farms	CONSOLIDATED
INCOME	-	-	-
EXPENSES
Building Supplies	-	4,523	4,523
Equipment Rental	-	2,230	2,230
Loss on extinguishment of debt	3,038,000	-	3,038,000
Loss on forfeiture of deposit	156,212	-	156,212
Office & Miscellaneous	1,818	3,782	5,600
Professional Fees	43,420	7,000	50,420
Shares issued for services	48,200,000	-	48,200,000
TOTAL EXPENSES	51,439,450	17,535	51,456,985
NET INCOME	(51,439,450)	(17,535)	(51,456,985)

The net effect of the acquisition on the Statement of Cash Flows of the Company for the three months ended June 30, 2014 as previously filed with the SEC will be as follows::

	Indie Growers Association	River Ridge Sunshine Farms	CONSOLIDATED
OPERATING ACTIVITIES
Net Income	(51,439,450)	(17,535)	(51,456,985)
Accounts Payable	7,472	8,195	15,667
Accounts Receivable	-	(6,123)	(6,123)
Loss on extinguishment of debt	3,038,000	-	3,038,000
Loss on forfeiture of deposit	156,212	-	156,212
Notes Receivable	-	(2,000)	(2,000)
Stock issued for services	48,200,000	-	48,200,000
NET CASH USED IN OPERATING ACTIVITIES	(37,767)	(17,464)	(55,230)
INVESTING ACTIVITIES
Buildings and Infrastructure	-	(137,580)	(137,580)
Deposit	(156,212)	-	(156,212)
NET CASH USED IN INVESTING ACTIVITIES	(156,212)	(137,580)	(293,792)
FINANCING ACTIVITIES
Notes Payable	158,125	164,148	322,273
NET CASH PROVIDED BY FINANCING ACTIVITIES	158,125	164,148	322,273
NET CHANGE IN CASH	(35,854)	9,103	(26,751)
Cash at the beginning of the period	37,319	-	37,319
CASH AT END OF PERIOD	1,465	9,103	10,568

c)	INVESTMENT IN GMM GLOBAL MULTI-MINING DIVERSIFIED GROUP LIMITED

On July 10, 2012, the Company entered into an agreement with GMM Global Multi-Mining Diversified Group Limited (“GMM”) wherein GMM assigned and transferred a 60% interest in a joint venture to the company for 655,000 shares of the company’s common stock (valued at $131,000 per the agreement) and $500,000 cash. The 655,000 shares of common stock were issued on July 10, 2012; however, the Company failed to pay the required $500,000 and forfeited its right to the 60% interest as of April 1, 2013. The Company recorded a loss on impairment of $131,000. On July 2, 2014, the company reached an agreement with GMM whereby they would return the shares for cancellation. Once returned and cancelled, the $131,000 loss on impairment will be reversed.

4.   COMMON STOCK

At inception the company issued 1,750 private placement common shares for cash of $20,000.

In May 2010, the company issued 18 shares for services for a deemed value of $7,500.

In January 2011, the company executed a forward split of its common stock on the basis of 35 new common shares for each existing 1 common share. All share references in these financial statements have been retroactively adjusted for this forward split.

In June 2011, the company cancelled 1,228 shares and returned them to treasury.

In July 2012, the company executed a reverse split decreasing shares by 1 for 1,000.  All share references in these financial statements have been retroactively adjusted for this reverse split.

In July 2012, the company completed an agreement with GMM Global Multi-Mining Diversified Group Limited (“GMM”) wherein GMM assigned and transferred a 60% interest in a joint venture to the company for 655,000 shares of the company’s common stock at a deemed valued of $131,000.  However, the company did not complete the transaction, forfeiting its right to the 60% interest, and recording a loss on impairment of $131,000.

In July 2012, the company completed a transaction whereby it issued 99,750 shares of its common stock for $19,950 in debt. The debt was comprised of prior advances from an unrelated third party. This transaction was accounted for as an extinguishment of debt in accordance with ASC 470-50. The shares were valued at $300.00 per share, which was the price of the Company’s common stock on the closing date of July 12, 2012. The difference between the stock price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations in the amount of $29,905,050.

In October 2012, the company completed a transaction whereby it issued 75,000 shares of its common stock for $15,000 in debt. The debt was comprised of advances from unrelated third parties. This transaction was accounted for as an extinguishment of debt in accordance with ASC 470-50. The shares were valued at $4.50 per share which was the price of the Company’s common stock on the closing date of October 31, 2012. The difference between the stock price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations in the amount of $322,500.

In January 2013, the company completed a transaction whereby it issued 166,946 shares of its common stock for $33,389 in debt. The debt was comprised of advances from unrelated third parties. This transaction was accounted for as an extinguishment of debt in accordance with ASC 470-50. The shares were valued at $2.56 per share which was the price of the Company’s common stock on the closing date of January 31, 2013. The difference between the stock price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations in the amount of $394,111.

In August 2013, the company completed a transaction whereby it issued 87,500 shares of its common stock for $17,500 of unpaid compensation owed to a former director. The transaction was accounted for as an extinguishment of debt  in accordance with ASC 470-50. The shares were valued at $0.40 per share which was the price of the Company’s common stock on the closing date of August 7, 2013. The difference between the stock price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations in the amount of $17,500.

In January 2014, the company completed a transaction whereby it issued 75,000 shares of its common stock for $15,000 of debt. The transaction was accounted for as an extinguishment of debt in accordance with ASC 470-50. The shares were valued at $0.40 per share which was the price of the Company’s common stock on the closing date of January 13, 2014. The difference between the stock price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations in the amount of $15,000.

In March 2014, the company executed a reverse split decreasing shares by 1 for 200.  All share references in these financial statements have been retroactively adjusted for this reverse split.

In May 2014, the Company issued 21,000,000 shares to its directors. The Company’s shares were valued at $2.30 per share on the issue date of May 2, 2014. Therefore, the compensation expense was recorded in the Company’s statement of operations as $48,200,000.

In June 2014, the company completed a transaction whereby it issued 2,000,000 shares of its common stock for $2,000 of debt. The transaction was accounted for as an extinguishment of debt in accordance with ASC 470-50. The shares were valued at $1.52 per share which was the price of the Company’s common stock on the closing date of June 2, 2014. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations in the amount of $3,038,000.

In July 2014, the company completed a transaction with Ricardo Esparza for the acquisition of River Ridge Sunshine Farms LLC.  Under the terms of the agreement, Esparza transferred his 100% ownership in River Ridge Sunshine Farms LLC in exchange for 62,000,000 restricted shares of the common stock of the Company. The shares were valued at $0.75 per share which was the price of the Company’s common stock on the closing date of July 1, 2014. Therefore, the acquisition cost was recorded on the Company’s Balance Sheet as $46,500,000.

In July 2014, the company completed a transaction whereby it issued 62,500,000 shares of its common stock for $62,500 of debt. The transaction was accounted for as an extinguishment of debt in accordance with ASC 470-50. The shares were valued at $0.99 per share which was the price of the Company’s common stock on the closing date of July 21, 2014. The difference between the price and the net carrying amount of the extinguished debt was recognized as a loss on extinguishment of debt in the statement of operations in the amount of $61,812,500.

5. SUBSEQUENT EVENTS

There were no subsequent events to report.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the six months ended September 30, 2014, anofficer of the company advanced $51,284.

On June 17, 2014, a former director of the Company, Mr. Charles Irizarry, agreed to forgive the $38,250 indebtedness due from the Company to him.  The release agreement was signed on June 17, 2014 and the recovery of $38,250 was applied to Additional Paid-in Capital and recorded on the Balance Sheet of the Company as of June 30, 2014.  The signed release agreement was received by the company on July 16, 2014.

7. OTHER TRANSACTIONS

During the three months ended September 30, 2014, the Company wrote down accounts payable in the amount of $9,831 for charges from two professional services firms. These charges were being disputed. However, one of the firms is no longer in business and the other firm is no longer pursuing payment.  The $9,831 recovery has been applied to Additional Paid-in Capital.

8. GOING CONCERN

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

RESULTS OF OPERATIONS

We have an accumulated deficit of $144,326,453 from inception (March 24, 2006) to September 30, 2014.

The loss incurred during the quarter ended September 30, 2014 was $61,809,173 compared to a loss of $18,000 for the quarter ended September 30, 2013. The loss wasthe result of the Extinguishment of Debt $61,812,500, a non-cash item.

The loss incurred during the six months ended September 30, 2014 was $113,266,159 compared to a loss of $26,000 for the six months ended September 30, 2013. The loss was the result the following non-cash items: Extinguishment of Debt of $64,850,500, Directors fees of $48,200,000, and forfeiture of a deposit of $156,212 as more fully explained below.

On April 8, 2014, the Company entered into a share exchange agreement, fully executed by all parties, between the unit holders of Indie Growers Union LLC of Washington State. Under the terms of the agreement, the Company was to issue a total of 87,500,000 shares of common stock in exchange for all of the outstanding member units and assets of Indie Growers Union LLC on or before April 30, 2014. In addition, the Company had forwarded a total of $185,000 to Indie Growers Union LLC as a good faith payment. This Agreement was terminated by the Company on April 28, 2014. All but $28,788 of the $185,000 deposit was forfeited, therefore a loss of $156,212 was recorded.

RISK FACTORS

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
The following table provides selected financial data about our company for the three months ended September 30, 2014 and March 31, 2014.

Balance Sheet Data	September 31, 2014	March 31, 2014
Cash	$ 12,124	$ 37,319
Liabilities	$ 535,962	$ 184,113
Stockholders' Equity (Deficit)	$ 46,299,127	$ (146,794)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2014 was $12,124 with outstanding liabilities of $535,962. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

PLAN OF OPERATION

Our cash balance is $12,124 as of September 30, 2014. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

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

As of September 30, 2014 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as September 30, 2014 and communicated the matters to our management.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending September 30, 2014.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number           Description of Exhibit
--------------           ----------------------

3.1            Articles of Incorporation (1)
3.2            Bylaws (1)
10.1          Material Contract to acquire GMM Global Multi-Mining Diversified Group Limited  by reference herein filed with the Securities and Exchange Commission on July 12, 2012
10.2          Material Contract to acquire Indie Growers Union LLC incorporated by reference herein filed with the Securities and Exchange Commission on April 10, 2014.
10.3          Material Contract confirming acquisition of River Ridge Sunshine Farms LLC Incorporated by reference herein filed with the Securities and Exchange Commission on July 2, 2014
31.1          Certification by Chief Executive Officer and Chief Finacial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002, filed herewith
32.1          Certification by Chief Executive Officer and Chief Financial  Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the  Exchange Act and Section 1350 of Chapter 63 of Title 18 of  the United States Code,  promulgated pursuant to Section 906  of the Sarbanes-Oxley Act of 2002 filed herewith

(1)  Filed with the SEC as an exhibit to our Form SB-1 Registration Statement  originally filed on December 19, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2014	By:	/s/ Robert Coleridge
Robert Coleridge
Chief Financial Officer,President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)

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

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2014	By:	/s/ Robert Coleridge
Robert Coleridge
Chief Executive Officer, President, acting Chief Financial Officer, acting Principal Accounting Officer and Director

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
ACTING CHIEF FINANCIAL OFFICER OF
INDIE GROWERS ASSOCIATION
FORM 10-Q FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2014
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Coleridge, am the Chief Executive Officer and acting Chief Financial Officer of Indie Growers Association, a Nevada corporation (the "Company"). I am delivering this certificate in connection with the Quarterly Report on Form 10-Q of the Company for the threemonth periodended September 30, 2013 and filed with the Securities and Exchange Commission ("Quarterly Report").

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

Date: November 14, 2014	By:	/s/ Robert Coleridge
Robert Coleridge
Chief Executive Officer, President, acting Chief Financial Officer, acting Principal Accounting Officer and Director