Form 10-Q
period 2014-12-31
INDIE GROWERS ASSOCIATION
filed 2015-02-13
CIK 1376316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-139482

INDIE GROWERS ASSOCIATION
(Exact name of Registrant as specified in its charter)

Nevada	98-0492900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Division St.
Carson City, NV 89703	Telephone: 888-648-0838
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

We had a total of 148,660,437 shares of common stock issued and outstanding at February 11, 2015.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Transitional Small Business Disclosure Format: Yes      . No  X .

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

INDIE GROWERS ASSOCIATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2014	December 31, 2013
ASSETS
Cash	$1,739	$37,319
Accounts receivable	73,114	−
Note receivable	−	−
Property and Equipment	294,812	−
Acquisition of River Ridge Sunshine Farms LLC	46,500,000	−
TOTAL ASSETS	$46,869,664	$37,319

LIABILITIES
Accounts payable	$45,983	$26,438
Payable to related party	57,786	38,250
Notes payable	431,872	119,425
TOTAL LIABILITIES	535,641	184,113

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, Authorized: 400,000,000, Issued: 148,660,437 (March 31, 2014: 1,159,736)	148,660	1,160
Additional paid-in capital	190,482,031	30,912,340
Accumulated deficit	(144,296,668)	(31,060,294)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	46,334,023	(146,794)

TOTA L LIABILITIES AND STOCKHOLDERS'DEFICIT	$46,869,664	$37,319

The accompanying notes are an integral part of these unaudited financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended			Nine Months Ended
	December 31, 2014		December 31, 2013	December 31, 2014		December 31, 2013

REVENUE	$43,868	$	−	$73,114	$	−

EXPENSES
Automobile	1,442		−	4,390		−
Bank and interest charges	890		−	3,480		−
Building supplies	227		−	7,635		−
Communications	−		15,000	10,333		41,000
Consulting Fees	4,900		−	4,900		−
Directors Fees	−		−	48,200,000		−
Equipment Rental	−		−	2,230		−
Loss on extinguishment of debt	−		−	64,850,500		−
Loss on forfeiture of deposit	−		−	156,212		−
Office & Miscellaneous	5,425		−	10,488		−
Professional	1,200		−	59,320		−
TOTAL EXPENSES	14,084		15,000	113,309,488		41,000
NET INCOME (LOSS)	$29,784		$(15,000)	$(113,236,374)		$(41,000)

BASIC & DILUTED INCOME (LOSS) PER COMMON SHARE	$0.00		$(0.02)	$(1.14)		$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES	148,660,437		997,236	99,562,255		997,236

The accompanying notes are an integral part of these unaudited financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		Nine Months Ended
		December 31, 2014		December 31, 2013

OPERATING ACTIVITIES
Net income (loss)		$(113,236,374)		$(41,000)
Stock issued for extinguishment of debt		64,850,500		−
Stock issued for director's fees		48,200,000		−
Loss on forfeiture of deposit		156,212		−
Accounts receivable		(73,114)		−
Accounts payable		19,545		41,000
NET CASH USED IN OPERATING ACTIVITIES		(83,231)		−

INVESTING ACTIVITIES
Property and infrastructure		(294,812)		−
NET CASH USED IN INVESTING ACTIVITIES		(294,812)		−

FINANCING ACTIVITIES
Payable to related party		19,536		−
Notes payable		322,926		−
NET CASH USED IN FINANCING ACTIVITIES		342,463		−

NET CHANGE IN CASH		(35,580)		−
CASH at beginning of period		37,319		−
CASH AT END OF PERIOD		$1,739	$	−

CASH PAID FOR
Interest		$2,217	$	−
Income Tax	$	−	$	−

SHARES PAID FOR:
Property		62,000,000		−
Debt		64,500,000		−
Services		21,000,000		−

The accompanying notes are an integral part of these unaudited financial statements.

INDIE GROWERS ASSOCIATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

The interim financial statements for the nine months ended December 31, 2014 and 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended March 31, 2014, as filed with the SEC.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive, and then the basic and diluted per share amounts are the same. The Company has entered into various notes with a third party, which as of December 31, 2014 totaled $431,872 which is convertible at $0.001 per share. This represents a potential dilution of 431,872,000 shares.

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

INVESTMENT IN RIVER RIDGE SUNSHINE FARMS LLC

On April 28, 2014, the Company entered into an agreement to acquire a 30 % interest as well as a long term lease on the remaining 70 % of River Ridge Sunshine Farms LLC (“RRSF”), a $ 1.2 Million agricultural property in Prosser, Washington in exchange for 62,000,000 shares. After completion of due diligence, the agreement was amended and executed on June 30, 2014 and completed and closed on July 1, 2014. The market value of the Company’s shares as of the date of the acquisition was $0.75 per share there by valuing the acquisition at $46,500,000.

The net effect of the acquisition on the Balance Sheet of the Company as of June 30, 2014 as previously filed with the SEC will be as follows:

	Indie Growers Association	River Ridge Sunshine Farms	Consolidated
ASSETS
Cash	1,465	9,103	10,568
Accounts Receivable	−	6,123	6,123
Notes Receivable	−	2,000	2,000
Property & Infrastructure	−	137,580	137,580
TOTAL ASSETS	1,465	154,807	156,272
LIABILITIES
Accounts Payable	40,362	8,195	48,557
Notes Payable	220,098	164,148	384,246
TOTAL LIABILITIES	260,460	172,343	432,803
EQUITY
Share Capital	24,160	−	24,160
Additional paid-in capital	82,216,589	−	82,216,589
Accumulated Deficit	(82,499,744)	(17,535)	(82,517,279)
TOTAL EQUITY	(258,995)	(17,535)	(276,530)
TOTAL LIABILITIES & EQUITY	1,465	154,807	156,272

The net effect of the acquisition on the Statement of Operations of the Company for the three months ended June 30, 2014 as previously filed with the SEC will be as follows:

	Indie Growers Association	River Ridge Sunshine Farms	Consolidated
INCOME	−	−	−
EXPENSES
Building Supplies	−	4,523	4,523
Equipment Rental	−	2,230	2,230
Loss on extinguishment of debt	3,038,000	−	3,038,000
Loss on forfeiture of deposit	156,212	−	156,212
Office & Miscellaneous	1,818	3,782	5,600
Professional Fees	43,420	7,000	50,420
Shares issued for services	48,200,000	−	48,200,000
TOTAL EXPENSES	51,439,450	17,535	51,456,985
NET INCOME	(51,439,450)	(17,535)	(51,456,985)

The net effect of the acquisition on the Statement of Cash Flows of the Company for the three months ended June 30, 2014 as previously filed with the SEC will be as follows:

	Indie Growers Association	River Ridge Sunshine Farms	Consolidated
OPERATING ACTIVITIES
Net Income	(51,439,450)	(17,535)	(51,456,985)
Accounts Payable	7,472	8,195	15,667
Accounts Receivable	−	(6,123)	(6,123)
Loss on extinguishment of debt	3,038,000	−	3,038,000
Loss on forfeiture of deposit	156,212	−	156,212
Notes Receivable	−	(2,000)	(2,000)
Stock issued for services	48,200,000	−	48,200,000
NET CASH USED IN OPERATING ACTIVITIES	(37,767)	(17,464)	(55,230)
INVESTING ACTIVITIES
Buildings and Infrastructure	−	(137,580)	(137,580)
Deposit	(156,212)	−	(156,212)
NET CASH USED IN INVESTING ACTIVITIES	(156,212)	(137,580)	(293,792)
FINANCING ACTIVITIES
Notes Payable	158,125	164,148	322,273
NET CASH PROVIDED BY FINANCING ACTIVITIES	158,125	164,148	322,273
NET CHANGE IN CASH	(35,854)	9,103	(26,751)
Cash at the beginning of the period	37,319	−	37,319
CASH AT END OF PERIOD	1,465	9,103	10,568

INVESTMENT IN GMM GLOBAL MULTI-MINING DIVERSIFIED GROUP LIMITED

On July 10, 2012, the Company entered into an agreement with GMM Global Multi-Mining Diversified Group Limited (“GMM”) wherein GMM assigned and transferred a 60% interest in a joint venture to the company for 655,000 shares of the company’s common stock (valued at $131,000 per the agreement) and $500,000 cash. The 655,000 shares of common stock were issued on July 10, 2012; however, the Company failed to pay the required $500,000 and forfeited its right to the 60% interest as of April 1, 2013. The Company recorded a loss on impairment of $131,000. On July 2, 201 4, the company reached an agreement with GMM whereby they would return the shares for cancellation. Once returned and cancelled, the $131,000 loss on impairment will be reversed.

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

During the nine months ended December 31, 2014, an officer of the company advanced $51,284.

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

7. OTHER TRANSACTIONS

During the nine months ended December 31, 2014, the Company wrote down accounts payable in the amount of $14,942 for charges from two professional services firms. These charges were being disputed. However, one of the firms is no longer in business and the other firm is no longer pursuing payment. The $14,942 recovery has been applied to Additional Paid-in Capital.

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

RESULTS OF OPERATIONS

We have an accumulated deficit of $144,296,668 from inception (March 24, 2006) to December 31, 2014.

The net income gained during the quarter ended December 31, 2014 was $29,784 compared to a loss of $15,000 for the quarter ended December 31, 2013. The net income was the result of rental income of $43,868 for the quarter.

The loss incurred during the nine months ended December 31, 2014 was $113,236,374 compared to a loss of $41,000 for the nine months ended December 31, 2013. The loss was the result the following non-cash items: Extinguishment of Debt of $64,850,500, Directors fees of $48,200,000, and forfeiture of a deposit of $156,212 as more fully explained below.

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

RISK FACTORS

As we have changed businesses a number of the risks of the new business are discussed as follows:

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

The following table provides selected financial data about our company for the three months ended December 31, 2014 and March 31, 2014.

Balance Sheet Data	December 31, 2014	March 31, 2014
Cash	$1,739	$37,319
Liabilities	$535,641	$184,113
Stockholders' Equity ( Deficit )	$46,334,023	$(146,794)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2014 was $1,739 with outstanding liabilities of $535,641. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

PLAN OF OPERATION

Our cash balance is $ 1,739 as of December 31, 2014. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

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

As of December 31, 2014 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as December 31, 2014 and communicated the matters to our management.

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

PART II – OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending December 31, 2014.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Material Contract to acquire GMM Global Multi-Mining Diversified Group Limited by reference herein filed with the Securities and Exchange Commission on July 12, 2012
10.2	Material Contract to acquire Indie Growers Union LLC incorporated by reference herein filed with the Securities and Exchange Commission on April 10, 2014.
10. 3	Material Contract confirming acquisition of River Ridge Sunshine Farms LLC Incorporated by reference herein filed with the Securities and Exchange Commission on July 2, 2014
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

Date: February 12, 2015

By:

/s/ Robert Coleridge

Robert Coleridge

Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)