Form 10-K
period 2015-03-31
INDIE GROWERS ASSOCIATION
filed 2015-07-15
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-139482

Indie Growers Association

(Exact name of registrant as specified in its charter)

Nevada	98-0492900
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

311 Division St. Carson City, NV 89703

 (Address of principal executive offices)(Zip code)

888-648-0488

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act - Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      .   No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes      .   No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .   No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes  X .   No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      .   No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:

As of June 30, 2015, based on the last reported closing price of $0.34 for the Company’s common stock on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the approximately 65,160,437 shares held by non-affiliates was $22,154,549.

The number of shares outstanding of the registrant’s common stock, as of July 14, 2015, is 140,881,967.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K ( e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes:

None.

Table of Contents to Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2015

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.

The forward-looking statements contained in this Report or the documents incorporated by reference herein speak only of their respective dates. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict them all. Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1 - BUSINESS

Company Overview

Indie Growers Association ("Indie Growers" or the "Company") was organized under the laws of the State of Nevada on March 24, 2006 to explore mineral properties in North America. On April 14, 2014 the Company completed its name change from Viking Minerals Inc. to Indie Growers Association.

The company was originally organized for the purpose of acquiring and developing mineral claims (SIC Code: 1000).  On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC, a Washington State corporation, and in so doing, changed its business to that of  real estate development for the purpose of leasing land and agricultural buildings to licensed cannabis producers (SIC Code: 5319).

Our auditors have issued a going concern opinion, raising substantial doubt about our financial prospects and the Company's ability to continue as a going concern.  The Company is attempting to generate sufficient revenues from rental income as well as raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.

Competition

Currently we are engaged in the business of leasing land and buildings to licensed cannabis producers in the state of Washington who don’t have the financial resources to purchase land and build their own greenhouses. There are other public and private companies which compete with us in this area.  However, we believe that our principal competitive advantage is our location in Benton County, one of the most fertile regions in the state.

The recent growth in the industry, particularly in Washington, has attracted many businesses trying to enter the market.  Some of our competitors have greater capital resources and facilities which may enable them to compete more effectively in this market.  Due to this competition, there is no assurance that we will not encounter difficulties in generating revenues.  If we are unable to successfully compete with existing companies and new entrants to the market, this will have a negative impact on our business and financial condition.

Employees

On March 31, 2015, the company had three employees: our director, Robert Coleridge, our Chief Operating Officer, Ricardo Esparza, and Mr. Esparza’s daughter, Natasha Esparza.

Regulatory Considerations

Under federal law, it is illegal to possess, use, buy, sell, or cultivate marijuana, since the Controlled Substances Act of 1970 classifies marijuana as a Schedule I drug, claiming it has a high potential for abuse and has no acceptable medical use.

In November 2012, voters in Washington approved the legalization of non-medical use of cannabis, however under the Supremacy Clause of the United States Constitution, federal law pre-empts conflicting state laws. Therefore, the company is operating in an industry that walks the line between what is legal in the state and illegal federally.

The majority of the states across the US have created exemptions for medical cannabis use, as well as decriminalized non-medical cannabis use and the rest of the states are expected to follow. However, multiple efforts to reschedule cannabis under the federal Controlled Substances Act have so far been unsuccessful.

Although we are compliant with state and local laws and regulations, we cannot predict what may happen in the future, especially if federal lawmakers put pressure on the states to amend their laws.

ITEM 1A - RISK FACTORS

As a smaller reporting company we are not required to provide this information.

ITEM 1B - UNRESOLVED STAFF COMMENTS

In March 2015, we received a letter from the Securities and Exchange Commission with comments related to our acquisition of River Ridge Sunshine Farms LLC which are summarized as follows:

1.

We no longer met the criteria of Rule 3-11 of Regulation S-X and, accordingly, audited financial statements of River Ridge Sunshine Farms LLC were required to have been filed 75 days after the date of the acquisition.

2.

Since we no longer met the criteria of Rule 3-11 of Regulation S-X, the interim financial statements included in the Forms 10-Q for each of the quarters ended June 30, 2014, September 30, 2014, and December 31, 2014 were required to be reviewed by an independent accountant.

We agree with above comments and will make every reasonable effort to remedy the above issues within the next 30 to 60 days.

ITEM 2 - PROPERTIES

On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC, a Washington state corporation in exchange for 62,000,000 shares.  The market value of the Company’s shares on the July 15, 2014, the date the shares were issued, was $0.68 per share thereby valuing the acquisition at $42,160,000.  River Ridge Sunshine Farms LLC holds a 10 year lease on a 40 acre property which will be subleased to licensed cannabis producers.  One 3.86 acre parcel has been subleased by Fourdub LLC, a licensed Tier 3 Producer.

ITEM 3 - LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal actions to which we are a party or of which our property is the subject that would, if determined adversely to us, have a material adverse effect on our business and operations.

We have from time to time been involved in disputes and proceedings arising in the ordinary course of business. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse effect on our business, results of operations or financial condition.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “UPOT.” The following is a summary of the high and low closing bid prices of our common stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year ended March 31, 2015
First Quarter	$10.25	$0.81
Second Quarter	$1.09	$0.45
Third Quarter	$1.00	$0.35
Fourth Quarter	$0.63	$0.15

Year ended March 31, 2016
First Quarter	$0.50	$0.18

The share prices above reflect our 1-for-200 stock consolidation effective April 15, 2014.

On June 30, 2015, the closing bid price on the OTC Markets Group, Inc.’s OTCQB tier for our common stock was $0.34.

Stockholders

As of March 31, 2015, we had approximately 32 shareholders of record and 140,881,967 shares of common stock outstanding.

Dividends

We have not declared or paid any cash dividends on our capital stock in our history as a public company. We currently intend to retain all future earnings to finance our business and do not anticipate paying cash or other dividends on our common stock in the foreseeable future.

Transfer Agent

Our transfer agent is Pacific Stock Transfer located at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119. Tel: (702) 361-3033, Fax: (702) 433-1979.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Equity Securities

During the year ended March 31, 2015, we issued a total of 139,772,222 shares of our common stock as follows:

Date of Issue	Purpose	Shares	Value
May 2, 2014	Director’s fees[1]	13,222,222	$ 31,072,222
May 14, 2014	Conversion of debt[2]	2,000,000	2,000
July 15, 2014	Acquisition of subsidiary[3]	62,000,000	42,160,000
August 14, 2014	Conversion of debt[2]	62,500,000	62,500
Total		139,722,222	$ 73,296,722

Notes:

1. Value based on the closing market price of $2.35 per share on the issue date

2. Value based on par value of $0.001 per share as per convertible debt agreement

3. Value based on the closing market price of $0.68 per share on the issue date

In connection with the above stock issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). We or one of our affiliates had a prior business relationship with each of the purchasers, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below under this caption constitute forward-looking statements. See “Forward-Looking Statements” preceding Item 1 of this Annual Report on Form 10-K for additional factors relating to such statements.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Report.

Overview

Indie Growers Association ("Indie Growers" or the "Company") was organized under the laws of the State of Nevada on March 24, 2006 to explore mineral properties in North America on April 14, 2014 the Company completed its name change from Viking Minerals Inc. to Indie Growers Association.

The company was originally organized for the purpose of acquiring and developing mineral claims (SIC Code: 1000).  On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC, a Washington State corporation, and in so doing, changed its business to that of  real estate development for the purpose of leasing land and agricultural buildings to licensed cannabis producers (SIC Code: 5319).

Results of Operations

The Year Ended March 31, 2015 Compared to the Year Ended March 31, 2014

Revenues

The company had originally recorded rental income of $116,982 from a tenant on the property.  However, the payment of rent was contingent on the tenant receiving a license from the Washington State Liquor and Cannabis Control Board.  The tenant was ultimately denied a license and agreed to vacate the property before the expiration of the ten year lease term.  Therefore, no revenue has been recorded in either year.

Land Lease

The company leases land from our Chief Operating Office for $1000 per month and subleases it to licensed cannabis growers. For the year ending March 31, 2015, the company had accrued 9 months of lease payments starting in July 2014 as a result of the acquisition of River Ridge Sunshine Farms.  There was no land under lease in the year ending March 31, 2014.

Management Fees

The Company incurred $31,102,182 in management fees in the year ending March 31, 2015 compared to $96,250 in the prior year.  The majority of the management fees were stock based so the difference can be attributed to the difference in the market value of the stock based portion of the fees on the date of issuance as follows:

Year ending	# of shares issued	Issue date	Market price per share	Value
March 31, 2014	11,208,333	8/7/2013	$ 0.006	$67,250
March 31, 2015	13,222,222	5/2/2014	$ 2.35	$31,072,222

General and Administrative Expenses

General and administrative expenses (“G&A”) were $58,072 and $12,592 for the years ended March 31, 2015 and 2014, respectively. The increase in general and administrative expenses was due to the new business we entered into after the acquisition of our subsidiary, including a significant construction project.

For the year ended March 31, 2015, our G&A consisted of $5000 of advertising and promotion, automobile expenses of $5,616, equipment rental of $2,230, insurance of $2,147, office expenses of $2,199, a settlement with our former tenant of $14,000, fees paid to OTC Markets of $7,500 and numerous other administrative costs.

Interest Expense

During the year ended March 31, 2015, we recorded interest expenses of $450,285 compared to $76,180 in the prior period. This increase is attributable entirely to the increase in convertible debt financing received by the company and the beneficial conversion factor of these financings.

Professional Fees

During the year ended March 31, 2015, we incurred professional fees of $24,530 compared to $23,112 in the prior period. However, we expect this to increase significantly as the company addresses the comments from the Securities and Exchange Commission summarized earlier in this report.

Repairs and maintenance

During the year ended March 31, 2015, we incurred repairs and maintenance costs of $13,364 compared to $nil in the prior period. The increase was due to the construction project undertaken as part of the acquisition of our subsidiary.

Non-operating Expenses

For the year ending March 31, 2015, our non-operating expenses totaled $42,160,000 compared to $nil in the prior year.  We wrote off $156,212 of a $185,000 investment in Indie Growers Union LLC as we were only able to recover $28,778 of the funds we had advanced once we cancelled the acquisition.  In addition, we determined that our acquisition of our subsidiary should be fully impaired because the acquisition failed to generate any revenue during the year.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended March 31, 2015, we incurred losses of $31,662,216 in our operating activities. As at March 31, 2015, we had a working capital deficit of $519,094 and an accumulated deficit of $105,091,051.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the years ended March 31, 2015 and 2014, was $97,923 and $31,250, respectively. This increase was primarily due to the expenses incurred in connection with our new business as a result of the acquisition of our subsidiary in June 2014.

Net cash used in investing activities for the years ended March 31, 2014 and 2014, was $400,308 and $50,000, respectively. This increase was due to an increase in our investment in Indie Growers Union LLC, which was later cancelled, and the construction of agricultural buildings by our subsidiary.

Net cash provided by financing activities for the years ended March 31, 2015 and 2014, was $502,699 and $81,350, respectively. The increase was due to financing provided by our director and Chief Operating Officer as well as increase in financing for convertible debt.   $64,500 of the convertible debt was offset by stock issuances in the year ended March 31, 2015.

During the next 12 months, we anticipate that we will spend a minimum of $1 million on the construction of greenhouses and other agricultural buildings. We also plan to incur significant sales and marketing expenses during the next 12 months in order to attract new tenants to our property.  However, we must obtain additional financing to do so and so far we have been unable to obtain sufficient funding on terms that are favorable to us. Furthermore, we may not be able to generate adequate revenues to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported. Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements describes the significant accounting policies used in the preparation of our consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

July 14, 2015

Board of Directors

Indie Growers Association

Carson City, NV

We have audited the accompanying consolidated balance sheets of Indie Growers Association and its subsidiary (collectively, the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indie Growers Association and its subsidiary as of March 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
_____________________________
BF Borgers CPA PC Lakewood, CO

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014

ASSETS
Current Assets
Cash	$4,469	$-
Non-current assets
Buildings and infrastructure, net	289,312	-
Investments	-	50,000
Total non-current assets	289,312	50,000
TOTAL ASSETS	$293,780	$50,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$79,808	$23,686
Convertible notes payable	443,754	75,945
Total current liabilities	523,562	99,631
Long Term Liabilities
Deferred vendor incentive	4,192	5,336
Due to related parties	70,390	-
Total long term liabilities	74,583	5,336

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES	598,145	104,967

STOCKHOLDERS’ DEFICIENCY
Common stock 400,000,000 shares authorized, at $0.001 par value; 140,881,967 shares issued and outstanding (1,159,745 as at March 31, 2014)	140,882	1,160
Additional paid-in capital	104,645,805	31,056,496
Accumulated deficit	(105,091,051)	(31,112,623)

Total stockholders’ deficiency	(304,365)	(54,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$293,780	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	March 31, 2015	March 31, 2014

REVENUE
Rental income	$-	$-

EXPENSES
Land lease	9,000	-
Depreciation	4,784	-
Management fees	31,102,182	96,250
General and administrative	58,072	12,592
Interest	450,285	76,180
Professional fees	24,530	23,112
Repairs and maintenance	13,364	-
TOTAL OPERATING EXPENSES	31,662,216	208,134
NET LOSS FROM OPERATIONS	(31,662,216)	(208,134)
OTHER EXPENSE
Investment loss	(156,212)	-
Impairment of goodwill	(42,160,000)	-
TOTAL OTHER EXPENSE	(42,316,212)	-
NET LOSS	$(73,978,428)	$(208,134)

LOSS PER COMMON SHARE	$(0.16)	$(0.08)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	449,088,027	2,495,218

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated deficit	Total
	Shares	Par value
Balance as of March 31, 2013 (unaudited)	997,245	$ 997	$30,847,384	$(30,904,489)	$ (56,107)
Shares issued for debt	106,458	106	141,918	-	142,024
Shares issued for services	56,042	56	67,194	-	67,250
Net loss for the period	-	-	-	(208,134)	(208,134)
Balance as of March 31, 2014	1,159,745	1,160	31,056,496	(31,112,623)	(54,967)
Shares issued in acquisition of subsidiary	62,000,000	62,000	42,098,000	-	42,160,000
Shares issued for convertible debt	64,500,000	64,500	432,309	-	496,809
Shares issued for services	13,222,222	13,222	31,058,999	-	31,072,222
Net loss for the period	-	-	-	(73,978,428)	(73,978,428)
Balance as of March 31, 2015	140,881,967	$ 140,882	$104,645,805	$(105,091,051)	$ (304,365)

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2015	March 31, 2014

OPERATING ACTIVITIES
Net income (loss)	$(73,978,428)	$(208,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,784	-
Non-cash management fees	31,072,222	67,250
Non-cash interest expense	432,309	75,945
Impairment of goodwill	42,160,000	-
Investment loss	156,212	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	56,122	28,253
Deferred vendor incentive	(1,143)	5,336
Net cash used in operating activities	(97,923)	(31,350)

INVESTING ACTIVITIES
Investment in Indie Growers Union	(106,212)	(50,000)
Buildings and infrastructure	(294,096)	-
Net cash used in investing activities	(400,308)	(50,000)

FINANCING ACTIVITIES
Advances from related parties	70,390	5,405
Advances for convertible debt	432,309	75,945
Net cash provided by financing activities	502,699	81,350
Net change in cash	4,469	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$4,469	$-

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1. ORGANIZATION

The company, Viking Minerals Inc., was incorporated under the laws of the state of Nevada on March 24, 2006 with 75,000,000 authorized common shares, par value of $0.001 per share. In January 2011, the company filed an amendment with the state of Nevada to increase the authorized shares to 400,000,000 common shares, par value of $0.001 per share.

On April 14, 2014 the Company changed its name to Indie Growers Association and completed a 1:200 reverse stock consolidation.  All share amounts in these consolidated financial statements have been restated to reflect this stock consolidation.

The company was originally organized for the purpose of acquiring and developing mineral claims (SIC Code: 1000).  On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC, a Washington State corporation, and in so doing, changed its business to that of  real estate development for the purpose of leasing land and agricultural buildings to licensed cannabis producers (SIC Code: 5319).

These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At March 31, 2015, the Company had a working capital deficit, stockholders’ deficit and operating losses for the past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.   While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same.

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to the carrying values of unproven mineral properties, expected lives of equipment, determination of fair values of stock based transactions and valuation of deferred income taxes.

Capital Assets

A Capital Asset is defined as a unit of tangible property that: (1) has an economic useful life of more than 12 months; and (2) was acquired or produced for a cost of more than $500, including acquisition and installation costs on the same invoice.

Capital Assets are stated at historical cost less accumulated depreciation and accumulated impairment losses.  Subsequent costs are included in the asset's carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All repairs and maintenance are charged to the statement of operations during the financial period in which they are incurred.

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized in the statement of operations.

Depreciation of capital assets is computed as follows:

Furniture and fixtures	7 year straight line
Computer equipment	5 year straight line
Buildings and infrastructure	30 year straight line
Leasehold Improvements	Straight line over the term of lease

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Investments

Investments in companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Company’s statements of operations and the Company’s carrying value in an equity method investee company is reflected in the Company’s balance sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period. Any impairment found to be other than temporary would be recorded through a charge to earnings.

Revenue Recognition

Revenue is recognized when all applicable recognition criteria have been met, which generally include (a) persuasive evidence of an existing arrangement; (b) fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) collectability is reasonably assured.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, trade payables, and loans approximates their carrying value due to their short-term nature.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of fiscal year ended March 31, 2015.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

 3. ACQUISITION OF A PROPERTY

On April 8, 2014, the Company entered into a share exchange agreement with the unit holders of Indie Growers Union LLC of Washington state wherein the Company would issue a total of 87,500,000 shares of common stock and $185,000 cash in exchange for all of the outstanding member units and assets of Indie Growers Union LLC.   The company advanced $185,000 but cancelled the agreement prior to issuing the shares.  The company recovered $28,788 of the $185,000 cash and has recorded an investment loss of $(156,212) in the consolidated statement of operations.

On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC, a Washington state corporation in exchange for 62,000,000 shares.  The market value of the Company’s shares on the July 15, 2014, the date the shares were issued, was $0.68 per share thereby valuing the acquisition at $42,160,000.  River Ridge Sunshine Farms LLC holds a 10 year lease on a 40 acre property which will be subleased to licensed cannabis producers.  However, no revenue was generated from leases in the year ended March 31, 2015 so the company has determined that the value of this acquisition should be fully impaired.  The impairment of goodwill has been recorded in the consolidated statement of operations.

4. ASSET DEPRECIATION

March 31, 2015	Cost	Accumulated Depreciation	Net Book Value
Buildings and infrastructure	$ 294,096	$ (4,784)	$ 289,312

5. CAPITAL STOCK

On May 2, 2014, the company issued 21,000,000 shares of its common stock for services to two of our directors. The market value of the Company’s shares on the May 2, 2014, the date the shares were issued, was $2.35 per share thereby valuing the management fees at $49,350,000.  However, on December 28, 2014, one of the directors resigned and relinquished his title to 7,777,778 of the shares.  The net effect of $31,072,222 has been recorded as management fees in the consolidated statements of operations for this transaction.

On May 14, 2014, the company issued 2,000,000 shares of its common stock for $2,000 of convertible debt. The stock was valued at par value in accordance with the convertible debt agreement.

On July 15, 2014, the Company issued 62,000,000 shares to the managing member of River Ridge Sunshine Farms LLC for the acquisition of River Ridge Sunshine Farms LLC.  The market value of the Company’s shares on July 15, 2014, the date the shares were issued, was $0.68 per share thereby valuing the acquisition at $42,160,000. The managing member is now our Chief Operating Officer.  The shares are subject to a lock-up agreement until July 1, 2016.

On August 14, 2014, the company issued 62,500,000 shares of its common stock for $62,500 of convertible debt. The stock was valued at par value in accordance with the convertible debt agreement.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On May 2, 2014, the company issued 21,000,000 shares of its common stock for services to two of our directors. The market value of the Company’s shares on the May 2, 2014, the date the shares were issued, was $2.35 per share thereby valuing the management fees at $49,350,000.  However, on December 28, 2014, one of the directors resigned and relinquished his title to 7,777,778 of the shares.  The shares are subject to a lock-up agreement until July 1, 2016.

During the year ended March 31, 2015, the company received advances from one of our directors and our Chief Operating Officer of $70,390 ($nil at March 31, 2014).  The advances have no set repayment terms and do not bear interest.

During the year ended March 31, 2015, the company incurred land lease costs of $9,000 payable to our Chief Operating Officer.

7. RENTAL INCOME

During the year ended March 31, 2015, the company booked $116,982 in rental income from a tenant on the property.  The payment of rent was contingent on the tenant receiving a license from the Washington State Liquor and Cannabis Control Board.  However, the tenant was denied a license and agreed to vacate the property before the expiration of his lease for a one-time settlement fee of $14,000.  The settlement fee was recorded in General and administrative expenses on the consolidated statement of operations and the revenue was written off.

8. VENDOR INCENTIVE

In December 2013, the Company’s current transfer agent paid off the outstanding balance of $5,717 owed to the former transfer agent.  This has been recorded as a deferred vendor incentive on the consolidated balance sheet. It has been amortized on a straight line basis over the contract term of 5 years such that each year’s portion of the incentive will be offset against transfer agent fees in the consolidated statement of operations.

9.

INCOME TAXES

For the year ended March 31, 2015, the Company has incurred net losses from operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The provision for Federal income tax at the expected rate of 34% consists of the following:

	March 31, 2015	March 31, 2014
Federal income tax benefit attributable to:
Current operations	$25,152,666	$70,766
Less: valuation allowance	(25,152,666)	(70,766)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2015	March 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$35,730,957	$10,578,292
Less: valuation allowance	(35,730,957)	(10,578,292)
Net deferred tax asset	$-	$-

As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

10. CONVERTIBLE PROMISSORY NOTES

As of March 31, 2015, the Company had accumulated $ 443,754 in convertible promissory notes ($75,945 at March 31, 2014).  The notes due on demand, bear interest at 5%, are unsecured, and are convertible at $0.001.

The Company assessed the conversion option and determined that during the period the note had a beneficial conversion feature with intrinsic values in excess of the debt. Therefore, the Company fully amortized a conversion benefit of $432,309 for the current period and recorded is as an interest expense as of March 31, 2015.

The amount of accrued interest payable on these notes was $17,429 as of March 31, 2015 and is included in Accounts Payable and Accrued Liabilities.

 If the balance outstanding was converted into common shares, the amount of shares to be issued would be 443,754,000 common shares.  The weighted average number of shares outstanding has been computed as if these shares were issued on the date the funds were advanced to the Company as follows:

Date	Issued Shares Outstanding	Potentially Dilutive Shares	Days	Weighting	Weighted Average Shares
31-Mar-13	997,245		365	1.00	997,245
07-Aug-13	87,500		236	0.65	56,575
13-Jan-14	75,000		77	0.21	15,822
28-Feb-14		16,785,000	31	0.08	1,425,575
31-Mar-14		59,160,000	-	-	-
31-Mar-14	1,159,745	75,945,000			2,495,218

Date	Issued Shares Outstanding	Potentially Dilutive Shares	Days	Weighting	Weighted Average Shares
31-Mar-14	1,159,745	75,945,000	365	1.00	77,104,745
30-Apr-14		138,820,000	335	0.92	127,410,137
02-May-14	13,222,222		333	0.91	12,063,013
14-May-14	2,000,000	(2,000,000)	321	0.88	-
31-May-14		35,960,000	304	0.83	29,950,247
11-Jun-14		35,000,000	293	0.80	28,095,890
20-Jun-14		18,500,000	284	0.78	14,394,521
30-Jun-14		15,705,000	274	0.75	11,789,507
01-Jul-14		15,000,000	273	0.75	11,219,178
15-Jul-14	62,000,000		259	0.71	43,994,521
31-Jul-14		94,415,000	243	0.67	62,857,110
14-Aug-14	62,500,000	(62,500,000)	229	0.63	-
31-Aug-14		16,184,000	212	0.58	9,400,022
30-Sep-14		22,695,000	182	0.50	11,316,411
31-Oct-14		22,545,000	151	0.41	9,326,836
31-Jan-15		225,000	59	0.16	36,370
28-Feb-15		1,525,000	31	0.08	129,521
31-Mar-15		15,735,000	-	-	-
	140,881,967	443,754,000			449,088,027

9. SUBSEQUENT EVENTS

1.

On April 13, 2015, the company entered a lease agreement with a licensed Tier 3 cannabis producer.  The initial term of the lease is 5 years with an optional 5 year renewal period.  Under the terms of the agreement, lease revenue has accrued at $52,500 per month commencing May 1, 2015.  However, lease payments have been deferred until November 1, 2015.

2.

As of July 14, 2015, the company has secured an additional $37,895 in convertible debt financing.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 20, 2015, Sadler Gibb & Associates, LLC (“Sadler Gibb”) resigned as the Company’s independent registered public accounting firm.  Sadler Gibb had not issued any audit reports on the Company’s financial statements and there were no disagreements with Sadler Gibb on any matter of accounting principles or practices.

On April 22, 2015 the Company engaged BF Borgers CPA PC of Lakewood, Colorado, as its principal accountant to audit the Company's financial statements.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2015, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework. Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of March 31, 2015.

Our CEO concluded we have a material weakness due to: (i) lack of a functioning audit committee; (ii) lack of outside directors on our board of directors; (iii) ineffective oversight in the establishment and monitoring of required internal controls and procedures; (iv) inadequate segregation of duties consistent with control objectives; and (v) ineffective controls over period end financial disclosure and reporting processes. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

While we would like to segregate duties as much as practicable, there is an insufficient resources at this point in time to justify accounting staff. We believe that this is typical in many start-up companies. We may not be able to fully remediate our material weaknesses until we increase our operations at which time we would expect to hire more staff and consider increasing the number of directors on our board. We will continue to monitor and assess the costs and benefits of additional staffing.

Notwithstanding the identified material weaknesses, our management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls and Procedures

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are listed below. Directors are generally elected at our annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified.

Name	Age	Positions
Robert Coleridge	51	Director and President
Ricardo Esparza	56	Chief Operating Officer

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years. Neither of these persons is a financial expert as that term is defined by the SEC. All directors will serve until their successors are elected and qualified or until they are removed.

Robert Coleridge is a Systems Analyst/Software Engineer with over 35 years' experience in the software industry, of which 12 of those years he served at Microsoft as a Senior Software Design Engineer. He was previously the CIO of Wikifamilies SA where he spearheaded the platform development and conceptualization of major concepts leading to patent acquisition of a number of revolutionary concepts. At Microsoft he spent the majority of his time in the areas of creating and building strategic and visionary working prototypes for a number of the executives, including Bill Gates and Steve Ballmer. While at Microsoft, Mr. Coleridge also had the opportunity to play key roles in the development and vision that was to become .NET and WCF. He designed and implemented Microsoft's first SOAP toolkit which today is better known as web services. Today more than 6 billion devices, including every smart phone, relies on the software that Mr. Coleridge helped create.

Ricardo Esparza has won numerous awards such as being selected for three years as “Principal of the Year” by the SCAC Principal’s Association. Ricardo has served as a member of Governor Gregoire’s Washington Learns Committee and as a member of Governor Locke’s sponsored A+ Commission. Ricardo has testified to the House and Senate Education Committee in Washington, DC and has been a panel member to present to the Washington State Senate Education Committee in Spokane, WA. He has coauthored two books and has written many articles including an Editorial for USA Today. Senator Ted Kennedy used Mr. Esparza’s school where he was a high school principal, as a working example of academic success during his speech to the United States Congressional Education Hearing. Ricardo and his father have been one of the pioneers in the Lower Yakima Valley wine industry for over 40 years. Mr. Esparza has the ability to innovate and brings forward a wealth of talent created over his numerous years as a high achiever.

Employment Agreements

We currently do not have any employment agreements with any of our directors or executive officers.

Family Relationships

Natasha Esparza is the daughter of our Chief Operating Officer and his executive assistant.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2015, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Stockholder Communications

Our board has determined not to adopt a formal methodology for communications from stockholders on the belief that any communication would be brought to the board’s attention by each of our executive officers.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. Management as a whole participates in the review of financial statements and disclosure. However, none of our management is a financial expert.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

As a smaller reporting company, we are required to disclose for fiscal years 2015 and 2014 the executive compensation of our “Named Executive Officers,” which consist of the following individuals: (i) any individual serving as our principal executive officer or acting in a similar capacity; (ii) our two other most highly compensated executive officers serving as executive officers at the end of the most recently completed fiscal year; and (iii) any additional individuals for whom disclosure would have been provided but for the fact the individual was not serving as an executive officer at the end of our most recently completed fiscal year.

The following Summary Compensation Table sets forth for fiscal 2015 and 2014, the compensation awarded to, paid to, or earned by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	All other Compensation* ($)	Total ($)

Robert Coleridge	2015	13,330	25,850,000	25,863,330
President & Director	2014	20,000	-	20,000

Ricardo Esparza	2015	-	-	-
Chief Operating Officer	2014	-	-	-

Arnie Dewitt III	2015	5,000	5,222,222	5,227,222
Former Director	2014	-	-	-

Charles Irizarry	2015	-	-	-
Former President & Director	2014	-	76,250	76,250

*Note:

Other compensation is the market value of shares issued for the services provided.  Mr. Coleridge was issued 11,000,000 shares at a market price of $2.35 per share on the date of issuance. Mr. Dewitt III was issued 2,222,223 shares at a market price of 2.25 per share on the date of issuance.  Mr. Irizarry was issued 17,500,000 shares at a market price of $0.006 per share on the date of issuance.

Outstanding Equity Awards

We had no outstanding equity awards as of the fiscal years ended March 31, 2015 or 2014.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of the date hereof, we have not entered into any new employment agreements.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Risk Assessment in Compensation Programs

Beginning in 2nd quarter of fiscal year 2014 we changed our focus to serving the cannabis industry and we began paying compensation to our employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation involved, we do not have any employee compensation policies and programs to review to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table shows the beneficial ownership of our common stock as of March 31, 2015, by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock; (ii) each of our executive officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, to our knowledge each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise specified, the address of each of the persons set forth below is in care of Indie Growers Association, 311 Division St. Carson City, NV 89703.

The percentage of class beneficially owned is based on 140,881,967 shares of common stock issued and outstanding as of March 31, 2015. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or the conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name	Number of Shares Beneficially Owned	Percentage of Class
Robert Coleridge, President & Director	11,000,000	7.8%
Ricardo Esparza, Chief Operating Officer	62,000,000	44.0%
Arnie Dewitt III, Former Director	2,222,223	1.6%
All executive officers and directors as a group (three persons)	75,222,223	53.4%

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Transactions with Officers and Directors

On May 2, 2014, the company issued 21,000,000 shares of its common stock for services to two of our directors. The market value of the Company’s shares on the May 2, 2014, the date the shares were issued, was $2.35 per share thereby valuing the management fees at $49,350,000.  However, on December 28, 2014, one of the directors resigned and relinquished his title to 7,777,778 of the shares.  The shares are subject to a lock-up agreement until July 1, 2016.

On July 15, 2014, the company issued 62,000,000 shares to the managing member of River Ridge Sunshine Farms LLC for the acquisition of River Ridge Sunshine Farms LLC.  The managing member is now our Chief Operating Officer.  The shares are subject to a lock-up agreement until July 1, 2016.

During the year ended March 31, 2015, the company received advances from one of our directors and our Chief Operating Officer of $70,390 ($5,336 at March 31, 2014).  The advances have no set repayment terms and do not bear interest.

During the year ended March 31, 2015, the company incurred land lease costs of $9,000 payable to our Chief Operating Officer.

During the year ended March 31, 2015, the company has paid wages of $11,630 to Natasha Esparza, the daughter of our Chief Operating Officer.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 20, 2015, Sadler Gibb & Associates, LLC (“Sadler Gibb”) resigned as the Company’s independent registered public accounting firm.

On April 22, 2015 the Company engaged BF Borgers CPA PC of Lakewood, Colorado, as its principal accountant to audit the Company's financial statements.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended March 31, 2015 and March 31, 2014.

Sadler-Gibb	2015	2014
Audit Fees	$-	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$5,422

BF Borgers	2015	2014
Audit Fees	$-	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees, if any, represent amounts invoiced for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Q Reports.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

We do not have an audit committee to oversee the external audit process, which includes approving engagement letters, estimated fees and solely pre-approving all permitted audit and non-audit work performed by our principal accountant. Our board of directors, which currently only has one board member, oversees this process and has pre-approved all fees for audit and non-audit work performed.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number

Description

3(i)

Articles of Incorporation*

3(ii)

Bylaws*

10-1

Share Exchange Agreement dated June 30, 2014 between Ricardo Esparza and Indie Growers Association (incorporated by reference to Form 8-K filed July 2, 2014)

21.1

Subsidiaries of the Registrant

31

Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer

32

Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

*   Incorporated by reference to an exhibit on our Form SB-1 Registration Statement filed December 19, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIE GROWERS ASSOCIATION

Date: July 14, 2015	/s/ Robert Coleridge
Robert Coleridge
President and Principal Financial Officer