Form 10-K/A
period 2015-03-31
INDIE GROWERS ASSOCIATION
filed 2015-08-20
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None.

EXPLANATORY NOTE

Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K/A, Amendment No. 1, we are restating our previously issued Annual Report on Form 10-K for the fiscal year ended March 31, 2015, which was filed with the Securities and Exchange Commission on July 14, 2015 (the “Original Filing”).

On June 30, 2014, Indie Growers Association (“IGA”) acquired River Ridge Sunshine Farms LLC (“RRSF”) in exchange for 62,000,000 common shares.  In this amendment we are correcting accounting errors made in the Original Filing. Specifically, the closing share price used for the valuation of the purchase price was $0.68 in the Original Filing. In preparing its Super 8K filing, Management noted that the adjusted closing price on finance.yahoo.com had changed on the date of the acquisition to $0.83. This amendment is accounting for this adjusted close price.

In this Annual Report on Form 10-K/A, Amendment No. 1, we are correcting the above error by:

•

Valuing the shares based on the closing market price of the shares on the date of acquisition, June 30, 2014, which, according to finance.yahoo.com, was $0.83 per share

•

Consolidating the balance sheets on the date of acquisition and including the net book value of the RRSF’s assets and liabilities as a component of goodwill.

All amounts in the Annual Report on Form 10-K/A, Amendment No. 1, have been restated to reflect the above changes including the relevant sections of the Balance Sheet, Income Statements, Statement of Stockholder’s Deficiency, Statements of Cash Flows, Financial Statement Footnotes, and Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation.  All other disclosures remain unchanged from the Original Filing.

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

ITEM 2 - PROPERTIES

On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC, a Washington state corporation in exchange for 62,000,000 shares.  The acquisition was valued at $51,482,198, which is the closing market value of the shares of $0.83 per share on June 30, 2014, plus $22,197, which is the net book value of the assets and liabilities of River Ridge Sunshine Farms on the acquisition date. River Ridge Sunshine Farms LLC holds a 10 year lease on a 40 acre property which will be subleased to licensed cannabis producers.  One 3.86 acre parcel has been subleased by Fourdub LLC, a licensed Tier 3 Producer.

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
Tel: (702) 361-3033,  Fax: (702) 433-1979

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Equity Securities

During the year ended March 31, 2015, we issued a total of 139,772,222 shares of our common stock as follows:

Effective Date	Purpose	Shares	Value
May 2, 2014	Director’s fees[1]	13,222,222	$ 31,072,222
May 14, 2014	Conversion of debt[2]	2,000,000	2,000
June 30, 2014	Acquisition of subsidiary[3]	62,000,000	51,460,000
August 14, 2014	Conversion of debt[2]	62,500,000	62,500
Total		139,722,222	$ 82,776,722

Notes:

1. Value based on the closing market price of $2.35 per share on the issue date

2. Value based on par value of $0.001 per share as per convertible debt agreement

3. Value based on the closing market price of $0.83 per share on the acquisition date

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

General and Administrative Expenses

General and administrative expenses (“G&A”) were $51,660 and $12,592 for the years ended March 31, 2015 and 2014, respectively. The increase in general and administrative expenses was due to the new business we entered into after the acquisition of our subsidiary, including a significant construction project.

For the year ended March 31, 2015, our G&A consisted of $6400 of advertising and promotion, automobile expenses of $4,811, insurance of $2,147, transfer agent fees of $6,452, a settlement with our former tenant of $14,000, fees paid to OTC Markets of $7,500 and numerous other minor administrative costs.

Interest Expense

During the year ended March 31, 2015, we recorded interest expenses of $450,285 compared to $76,180 in the prior period. This increase is attributable entirely to the increase in convertible debt financing received by the company and the beneficial conversion factor of these financings.

Professional Fees

During the year ended March 31, 2015, we incurred professional fees of $17,350 compared to $23,112 in the prior period. However, we expect this to increase significantly as the company addresses the comments from the Securities and Exchange Commission summarized earlier in this report.

Repairs and maintenance

During the year ended March 31, 2015, we incurred repairs and maintenance costs of $5,774 compared to $nil in the prior period. The increase was due to the construction project undertaken following the acquisition of our subsidiary.

Non-operating Expenses

For the year ending March 31, 2015, our non-operating expenses totaled $51,638,410 compared to $nil in the prior year.  We wrote off $156,212 of a $185,000 investment in Indie Growers Union LLC as we were only able to recover $28,778 of the funds we had advanced once we cancelled the acquisition.  In addition, we determined that the goodwill of $51,482,198 from our acquisition of our subsidiary should be fully impaired because the subsidiary failed to generate any revenue during the year.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended March 31, 2015, we incurred losses of $31,640,018 in our operating activities. As at March 31, 2015, we had a working capital deficit of $519,094 and an accumulated deficit of $114,391,051.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the years ended March 31, 2015 and 2014, was $99,118 and $31,250, respectively. This increase was primarily due to the expenses incurred in connection with our new business as a result of the acquisition of our subsidiary in June 2014.

Net cash used in investing activities for the years ended March 31, 2014 and 2014, was $399,112 and $50,000, respectively. This increase was due to an increase in our investment in Indie Growers Union LLC, which was later cancelled, and the construction of agricultural buildings by our subsidiary.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

August 18, 2015

Board of Directors

Indie Growers Association

Carson City, NV

We have audited the accompanying amended consolidated balance sheets of Indie Growers Association and its subsidiary (collectively, the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows, as amended, for the years then ended. These consolidated financial statements, as amended, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the amended financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indie Growers Association and its subsidiary as of March 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
______________________________
BF Borgers CPA PC Lakewood, CO

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

CONSOLIDATED BALANCE SHEETS

	(Restated) March 31, 2015	March 31, 2014

ASSETS
Current Assets
Cash	$ 4,469	$ -
Non-current assets
Buildings and infrastructure, net	289,312	-
Investments	-	50,000
Total non-current assets	289,312	50,000
TOTAL ASSETS	$ 293,780	$ 50,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$ 79,808	$ 23,686
Convertible notes payable	443,754	75,945
Total current liabilities	523,562	99,631
Long Term Liabilities
Deferred vendor incentive, net	4,192	5,336
Due to related parties	70,390	-
Total long term liabilities	74,583	5,336

TOTAL LIABILITIES, COMMITTMENTS AND CONTINGENCIES	598,145	104,967

STOCKHOLDERS’ DEFICIENCY
Common stock
400,000,000 shares authorized, at $0.001 par value;
140,881,967 shares issued and outstanding (1,159,745 as at March 31, 2014)	140,882	1,160
Additional paid-in capital	113,945,805	31,056,496
Accumulated deficit	(114,391,051)	(31,112,623)

Total stockholders’ deficiency	(304,365)	(54,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 293,780	$ 50,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	(Restated) March 31, 2015	March 31, 2014

REVENUE
Rental income	$ -	$ -

EXPENSES
Land lease	9,000	-
Depreciation	3,588	-
Management fees	31,102,182	96,250
General and administrative	51,660	12,592
Interest	450,285	76,180
Professional fees	17,530	23,112
Repairs and maintenance	5,774	-
TOTAL OPERATING EXPENSES	31,640,018	208,134
NET LOSS FROM OPERATIONS	(31,640,018)	(208,134)
OTHER EXPENSE
Investment loss	(156,212)	-
Impairment of goodwill	(51,482,198)	-
TOTAL OTHER EXPENSE	(51,638,410)	-
NET LOSS	$ (83,278,428)	$ (208,134)

LOSS PER COMMON SHARE	$ (0.19)	$ (0.08)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	449,088,027	2,495,218

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

(Restated)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Par value	Additional Paid-in Capital	Accumulated deficit	Total
Balance as of March 31, 2013 (unaudited)	997,245	997	30,847,384	(30,904,489)	(56,107)
Shares issued for debt	106,458	106	141,918	-	142,024
Shares issued for services	56,042	56	67,194	-	67,250
Net loss for the period	-	-	-	(208,134)	(208,134)
Balance as of March 31, 2014	1,159,745	$ 1,160	$31,056,496	$ (31,112,623)	$ (54,967)
Shares issued in acquisition of subsidiary	62,000,000	62,000	51,398,000	-	51,460,000
Shares issued for convertible debt	64,500,000	64,500	432,309	-	496,809
Shares issued for services	13,222,222	13,222	31,058,999	-	31,072,222
Net loss for the period	-	-	-	(83,278,428)	(83,278,428)
Balance as of March 31, 2015	140,881,967	$ 140,882	$113,945,804	$ (114,391,051)	$ (304,365)

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	(Restated) March 31, 2015	March 31, 2014

OPERATING ACTIVITIES
Net income (loss)	$ (83,278,428)	$ (208,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,588	-
Non-cash management fees	31,072,222	67,250
Non-cash interest expense	432,309	75,945
Non-cash impairment of goodwill	51,460,000
Investment loss	156,212	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	56,122	28,253
Deferred vendor incentive	(1,143)	5,336
Net cash used in operating activities	(99,118)	(31,350)

INVESTING ACTIVITIES
Investment in Indie Growers Union	(106,212)	(50,000)
Buildings and infrastructure	(292,900)	-
Net cash used in investing activities	(399,112)	(50,000)

FINANCING ACTIVITIES
Advances from related parties	70,390	5,405
Advances for convertible debt	432,309	75,945
Net cash provided by financing activities	502,699	81,350
Net change in cash	4,469	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$ 4,469	$ -

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

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

We are restating our previously issued consolidated financials statements for the fiscal year ended March 31, 2015 (the “Original Statements”).

On June 30, 2014, Indie Growers Association (“IGA”) acquired River Ridge Sunshine Farms LLC (“RRSF”) in exchange for 62,000,000 common shares.  In this amendment we are correcting accounting errors made in the Original Filing. Specifically, the closing share price used for the valuation of the purchase price was $0.68 in the Original Filing. In preparing its Super 8K filing, Management noted that the adjusted closing price on finance.yahoo.com had changed on the date of the acquisition to $0.83. This amendment is accounting for this adjusted close price.

In this Annual Report on Form 10-K/A, Amendment No. 1, we are correcting the above error by:

•

Valuing the shares based on the closing market price of the shares on the date of acquisition, June 30, 2014, which, according to finance.yahoo.com, was $0.83 per share

•

Consolidating the balance sheets on the date of acquisition and including the net book value of the RRSF’s assets and liabilities as a component of goodwill.

The effect of the restatement to the Original Statements is set forth in this footnote.

Comparison of restated financial statements to financial statements as originally issued

CONSOLIDATED BALANCE SHEET

	March 31, 2015 (Original)	Adjustments	March 31, 2015 (Restated)

ASSETS
Current Assets
Cash	$ 4,469	$ -	$ 4,469
Non-current assets
Buildings and infrastructure, net	289,312	-	289,312
Investments	-	-	-
Total non-current assets	289,312	-	289,312
TOTAL ASSETS	$ 293,780	$ -	$ 293,780

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$ 79,808	$ -	$ 79,808
Convertible notes payable	443,754	-	443,754
Total current liabilities	523,562	-	523,562
Long Term Liabilities
Deferred vendor incentive, net	4,192	-	4,192
Due to related parties	70,390	-	70,390
Total long term liabilities	74,583	-	74,583

TOTAL LIABILITIES, COMMITTMENTS AND CONTINGENCIES	598,145	-	598,145

STOCKHOLDERS’ DEFICIENCY
Common stock
400,000,000 shares authorized, at $0.001 par value;
140,881,967 shares issued and outstanding (1,159,745 as at March 31, 2014)	140,882	-	140,882
Additional paid-in capital	104,645,805	9,300,000	113,945,805
Accumulated deficit	(105,091,051	(9,300,000)	(114,391,051)

Total stockholders’ deficiency	(304,365)	-	(304,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 293,780	$ -	$ 293,780

CONSOLIDATED INCOME STATEMENTS

	For the year ended
	March 31, 2015 (Original)	Adjustments	March 31, 2015 (Restated)

REVENUE
Rental income	$ -	$ -	$ -

EXPENSES
Land lease	9,000	-	9,000
Depreciation	4,784	(1,196)	3,588
Management fees	31,102,182	-	31,102,182
General and administrative	58,072	(6,412)	51,660
Interest	450,285	-	450,285
Professional fees	24,530	(7,000)	17,530
Repairs and maintenance	13,364	(7,590)	5,774
TOTAL OPERATING EXPENSES	31,662,216	(22,198)	31,640,018
NET LOSS FROM OPERATIONS	(31,662,216)	22,198	(31,640,018)
OTHER EXPENSE
Investment loss	(156,212)	-	(156,212)
Impairment of goodwill	(42,160,000)	(9,322,198)	(51,482,198)
TOTAL OTHER EXPENSE	(42,316,212)	(9,322,198)	(51,638,410)
NET LOSS	$ (73,978,428)	$ (9,300,000)	$ (83,278,428)

LOSS PER COMMON SHARE	$ (0.16)	$ (0.03)	$ (0.19)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	449,088,027	-	449,088,027

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Original)

	Common Stock
	Shares	Par value	Additional Paid-in Capital	Accumulated deficit	Total
Balance as of March 31, 2014	1,159,745	$ 1,160	$ 31,056,496	$ (31,112,623)	$ (54,967)
Shares issued in acquisition of subsidiary	62,000,000	62,000	42,098,000	-	42,160,000
Shares issued for convertible debt	64,500,000	64,500	432,309	-	496,809
Shares issued for services	13,222,222	13,222	31,058,999	-	31,072,222
Net loss for the period	-	-	-	(73,978,428)	(73,978,428)
Balance as of March 31, 2015	140,881,967	$ 140,882	$ 104,645,804	$ (105,091,051)	$ (304,365)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Restated)

	Common Stock
	Shares	Par value	Additional Paid-in Capital	Accumulated deficit	Total
Balance as of March 31, 2014	1,159,745	$ 1,160	$ 31,056,496	$ (31,112,623)	$ (54,967)
Shares issued in acquisition of subsidiary	62,000,000	62,000	51,398,000	-	51,460,000
Shares issued for convertible debt	64,500,000	64,500	432,309	-	496,809
Shares issued for services	13,222,222	13,222	31,058,999	-	31,072,222
Net loss for the period	-	-	-	(83,278,428)	(83,278,428)
Balance as of March 31, 2015	140,881,967	$ 140,882	$ 113,945,804	$ (114,391,051)	$ (304,365)

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended
	March 31, 2015 (Original)	Adjustments	March 31, 2015 (Restated)

OPERATING ACTIVITIES
Net income (loss)	$ (73,978,428)	$ (9,300,000)	$ (83,278,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,784	(1,196)	3,588
Non-cash management fees	31,072,222	-	31,072,222
Non-cash interest expense	432,309	-	432,309
Non-cash impairment of goodwill	42,160,000	9,300,000	51,460,000
Investment loss	156,212	-	156,212
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	56,122	-	56,122
Deferred vendor incentive	(1,143)	-	(1,143)
Net cash used in operating activities	(97,923)	(1,196)	(99,118)

INVESTING ACTIVITIES
Investment in Indie Growers Union	(106,212)	-	(106,212)
Buildings and infrastructure	(294,096)	1,196	(292,900)
Net cash used in investing activities	(400,308)	1,196	(399,112)

FINANCING ACTIVITIES
Advances from related parties	70,390	-	70,390
Advances for convertible debt	432,309	-	432,309
Net cash provided by financing activities	502,699	-	502,699
Net change in cash	4,469	-	4,469
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$ 4,469	$ -	$ 4,469

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4. ACQUISITION OF A PROPERTY

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

On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC, a Washington state corporation in exchange for 62,000,000 shares.  The market value of the Company’s shares on the acquisition date was $0.83 per share thereby valuing the shares at $51,460,000.  River Ridge Sunshine Farms LLC holds a 10 year lease on a 40 acre property which has been subleased to licensed cannabis producers.  The Net Book Value of the acquired assets and liabilities at June30, 2014 was (22,198) therefore the transaction has been recorded as an acquisition of goodwill where goodwill is in excess of the purchase price as follows:

Share Value	51,460,000
Net book value of acquired assets	22,198
Goodwill	51,482,198

However, no revenue was generated from leases in the year ended March 31, 2015 so the company has determined that the value of this acquisition should be fully impaired.  An impairment of goodwill has been recorded in the consolidated statement of operations effective as of the date of acquisition.

5. ASSET DEPRECIATION

March 31, 2015	Cost	Accumulated Depreciation	Net Book Value
Buildings and infrastructure	$ 292,900	$ (3,588)	$ 289,312

6. CAPITAL STOCK

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

On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC and subsequently issued 62,000,000 shares to the managing member of River Ridge Sunshine Farms LLC. The market value of the Company’s shares on June 30, 2014 was $0.83 per share thereby valuing the shares at $51,460,000. The managing member is now our Chief Operating Officer. The shares are subject to a lock-up agreement until July 1, 2016.

On August 14, 2014, the company issued 62,500,000 shares of its common stock for $62,500 of convertible debt. The stock was valued at par value in accordance with the convertible debt agreement.

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

8. RENTAL INCOME

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

9. VENDOR INCENTIVE

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

10.

INCOME TAXES

For the year ended March 31, 2015, the Company has incurred net losses from operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The provision for Federal income tax at the expected rate of 34% consists of the following:

	March 31, 2015	March 31, 2014

Federal income tax benefit attributable to:
Current operations	$25,152,666	$70,766
Less: valuation allowance	(25,152,666)	(70,766)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2015	March 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$35,730,957	$10,578,292
Less: valuation allowance	(35,730,957)	(10,578,292)
Net deferred tax asset	$0	$0

As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

11. CONVERTIBLE PROMISSORY NOTES

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

12. SUBSEQUENT EVENTS

1.

On April 13, 2015, the company entered a lease agreement with a licensed Tier 3 cannabis producer.  The initial term of the lease is 5 years with an optional 5 year renewal period.  Under the terms of the agreement, lease revenue has accrued at $52,500 per month commencing May 1, 2015.  However, lease payments have been deferred until November 1, 2015 to coincide with the sale of the tenant’s first harvest.

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

ITEM 10 - CONTROLS AND PROCEDURES

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

·

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

·

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·

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

·

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

On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC and subsequently issued 62,000,000 shares to the managing member of River Ridge Sunshine Farms LLC. The managing member is now our Chief Operating Officer.  The shares are subject to a lock-up agreement until July 1, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A, Amendment No. 1, to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIE GROWERS ASSOCIATION

Date: August 18, 2015	/s/ Robert Coleridge
Robert Coleridge
President and Principal Financial Officer