Form 10-Q
period 2015-06-30
INDIE GROWERS ASSOCIATION
filed 2015-08-20
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

140,881,967 common shares as of August 18, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDIE GROWERS ASSOCIATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	March 31, 2015

ASSETS
Current Assets
Cash	$ 2,021	$ 4,469
Accounts Receivable	95,000	-
Current portion of deferred tenant incentive	6,000	-
Total current assets	103,521	4,469
Non-current assets
Buildings and infrastructure, net	287,654	289,312
Deferred tenant inducement, net	23,000	-
Total non-current assets	310,654	289,312
TOTAL ASSETS	$ 413,675	$ 293,780

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$ 88,060	$ 79,808
Convertible notes payable	486,064	443,754
Total current liabilities	574,124	523,562
Long Term Liabilities
Deferred vendor incentive, net	3,907	4,192
Due to related parties	69,990	70,390
Total long term liabilities	73,897	74,583

TOTAL LIABILITIES, COMMITTMENTS AND CONTINGENCIES	648,020	598,145

STOCKHOLDERS’ DEFICIENCY
Common stock
400,000,000 shares authorized, at $0.001 par value;
140,881,967 shares issued and outstanding	140,882	140,882
Additional paid-in capital	113,988,115	113,945,805
Accumulated deficit	(114,363,342)	(114,391,051)

Total stockholders’ deficiency	(234,345)	(304,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 413,675	$ 293,780

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the 3 Months ended
	June 30, 2015	June 30, 2014

REVENUE
Rental income	$ 104,000	$ -

EXPENSES
Land lease	3,000	-
Depreciation	2,454	-
Management fees	4,040	31,090,552
General and administrative	5,781	7,410
Interest	47,905	246,240
Professional fees	11,860	8,365
Repairs and maintenance	1,251	-
TOTAL OPERATING EXPENSES	79,291	31,352,746
NET INCOME (LOSS) FROM OPERATIONS	27,709	(31,352,746)
OTHER EXPENSE
Investment loss	-	(156,212)
Impairment of goodwill	-	(51,482,198)
TOTAL OTHER EXPENSE	-	(51,638,410)
NET INCOME (LOSS)	$ 27,709	$ (82,991,156)

GAIN (LOSS) PER COMMON SHARE	$ 0.00	$ (0.42)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	589,700,472	199,928,164

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the 3 Months Ended
	June 30, 2015	June 30, 2014

OPERATING ACTIVITIES
Net income (loss)	$ 27,709	$ (82,991,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,454	-
Non-cash management fees	-	31,072,222
Non-cash interest expense	42,310	243,985
Non-cash impairment of goodwill	-	51,460,000
Investment loss	-	156,212
Changes in operating assets and liabilities:
Accounts receivable	(95,000)	-
Deferred tenant inducement	(29,000)	-
Accounts payable and accrued liabilities	8,252	16,392
Deferred vendor incentive	(286)	(286)
Net cash used in operating activities	(43,561)	(42,631)

INVESTING ACTIVITIES
Advances to tenant	-	(2,000)
Investment in Indie Growers Union	-	(106,212)
Buildings and infrastructure	(796)	(144,485)
Net cash used in investing activities	(796)	(252,697)

FINANCING ACTIVITIES
Advances from (payments to) related parties	(400)	60,648
Advances for convertible debt	42,310	243,985
Net cash provided by financing activities	41,910	304,633
Net change in cash	(2,447)	9,304
CASH, BEGINNING OF PERIOD	4,469	-
CASH, END OF PERIOD	$ 2,021	$ 9,304

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

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

At June 30, 2015, the Company had a working capital deficit, stockholders’ deficit and operating losses for the past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.   While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of 3 months ended June 30, 2015.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC, a Washington state corporation in exchange for 62,000,000 shares.  The market value of the Company’s shares on the acquisition date was $0.83 per share thereby valuing the shares at $51,460,000.  River Ridge Sunshine Farms LLC holds a 10 year lease on a 40 acre property which has been subleased to licensed cannabis producers.  The Net Book Value of the acquired assets and liabilities at June 30, 2014 was (22,198) therefore the transaction has been recorded as an acquisition of goodwill where goodwill is in excess of the purchase price as follows:

Share Value	51,460,000
Net book value of acquired assets	22,198
Goodwill	51,482,198

However, no revenue was generated from leases in the year ended March 31, 2015 so the company has determined that the value of this acquisition should be fully impaired.  An impairment of goodwill has been recorded in the consolidated statement of operations effective as of the date of acquisition.

4. ASSET DEPRECIATION

June 30, 2015	Cost	Accumulated Depreciation	Net Book Value
Buildings and infrastructure	$ 293,696	$ (6,042.02)	$ 287,654

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

 6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the 3 months ended June 30, 2015, the company paid our Chief Operating Officer $400 towards an advance provided to the company during the prior year.  The remaining balance has no set repayment terms and does not bear interest.

During the 3 months ended June 30, 2015, the company incurred land lease costs of $3,000 payable to our Chief Operating Officer.

7. RENTAL INCOME

During the 3 months ended June 30, 2015, the company earned $104,000 in rental income from a tenant who subleased one of our properties on May 1, 2015.  However, lease payments are deferred until November 1, 2015 to coincide with the anticipated sale of the tenant’s first harvest.

8. TENANT INDUCEMENTS

As an inducement for our current tenant to sublease one of our properties, we purchased $30,000 of agricultural materials during the 3 months ended June 30, 2015 and provided them free of charge to the tenant. This has been recorded as a deferred vendor inducement on the consolidated balance sheet. It has been amortized on a straight line basis over the contract term of 5 years such that each quarter’s portion of the inducement will be offset against rental income in the consolidated statement of operations.  For the 3 months ended June 30, 2015, $1,000 was offset against rental income for the months of May and June.

9. VENDOR INCENTIVE

In December 2013, the Company’s current transfer agent paid off the outstanding balance of $5,717 owed to the former transfer agent.  This has been recorded as a deferred vendor incentive on the consolidated balance sheet. It has been amortized on a straight line basis over the contract term of 5 years such that each year’s portion of the incentive will be offset against transfer agent fees in the consolidated statement of operations.  The balance as of June 30, 2015 is $3,907.

10. CONVERTIBLE PROMISSORY NOTES

As of June 30, 2015, the Company had accumulated $486,064 in convertible promissory notes. The notes are due on demand, bear interest at 5%, are unsecured, and are convertible at $0.001.  The Company assessed the conversion option and determined that during the period the note had a beneficial conversion feature with intrinsic values in excess of the debt. Therefore, the Company fully amortized a conversion benefit of $42,310 for the current period and recorded it as an interest expense as of June 30, 2015.  The amount of accrued interest payable on these notes was $23,095 as of June 30, 2015 and is included in Accounts Payable and Accrued Liabilities.

 If the balance outstanding was converted into common shares, the amount of shares to be issued would be 443,754,000 common shares.  The weighted average number of shares outstanding has been computed as if these shares were issued on the date the funds were advanced to the Company as follows:

Date	Issued Shares Outstanding	Potentially Dilutive Shares	Days	Weighting	Weighted Average Shares

31-Mar-14	1,159,745	75,945,000	91	1.00	77,104,745
30-Apr-14		138,820,000	61	0.67	93,055,165
02-May-14	13,222,222		59	0.65	8,572,649
14-May-14	2,000,000	(2,000,000)	47	0.52	-
31-May-14		35,960,000	30	0.33	11,854,945
11-Jun-14		35,000,000	19	0.21	7,307,692
20-Jun-14		18,500,000	10	0.11	2,032,967
30-Jun-14		15,705,000	-	-	-
	16,381,967	317,930,000			199,928,164

Date	Issued Shares Outstanding	Potentially Dilutive Shares	Days	Weighting	Weighted Average Shares
31-Mar-15	140,881,967	443,754,000	91	1.00	584,635,967
30-Apr-15		785,000	61	0.67	526,209
28-May-15		10,000,000	33	0.36	3,626,374
31-May-15		2,595,000	30	0.33	855,495
17-Jun-15		395,000	13	0.14	56,429
30-Jun-15		28,535,000	-	-	-
	140,881,967	486,064,000			589,700,472

11. INCOME TAXES

The company has not made any allowance for income taxes during this period. Although the company recognized a modest profit during the period, it will be offset by the accumulated losses from prior periods.

12. SUBSEQUENT EVENTS

As of August 10, 2015, the company has secured an additional $16,930 in convertible debt financing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

The company has recorded rental income of $104,000 from a tenant who entered into a 5 year lease commencing May 1, 2015 compared to $nil rental income during the same period in the prior year.  Payment of the lease has been deferred until November 2015 when the tenant is expected to sell his first harvest.  The lease obligates the company to build 21,000 square feet of usable greenhouse space prior to December 31, 2015 or the tenant has the option to terminate the lease prior to the end of the 5 year term without penalty. In the case of such early termination of the lease, all accrued lease payments at the time of termination would still be collectible by the company.

Land Lease

The company leases our land from our Chief Operating Officer for $1,000 per month. For the three months ending June 30, 2015, the company had accrued 3 months of lease payments. There was no land yet under lease in the three months ending June 30, 2014.

Management Fees

The Company incurred $4,040 in management fees in the three months ending June 30, 2015 compared to $31,090,552 for the same period in the prior year.  The management fees incurred during the 3 months ending June 30, 2014 was primarily stock based so market price was used to value the compensation as follows:

# of shares issued	Issue date	Market price per share	Value
13,222,222	5/2/2014	$ 2.35	$31,072,222

General and Administrative Expenses

General and administrative expenses (“G&A”) were $5,781 and $7,410 for the 3 months ended June 30, 2015 and 2014, respectively. The decrease in general and administrative expenses was due to a general reduction of spending across most categories.

For the quarter ended June 30, 2015, our G&A consisted of $1,278 of fees paid to our transfer agent, $958 in automobile expenses, $895 in filing fees, $958 in telephone expenses, $486 on meals, $358 on insurance, and numerous other small administrative costs.

Interest Expense

During the three months ended June 30, 2015, we recorded interest expenses of $47,905 compared to $246,240 in the same period in the prior year. This decrease is attributable entirely to the decrease in convertible debt financing received by the company and the beneficial conversion factor of these financings.

Professional Fees

During the three months ended June 30, 2015, we incurred professional fees of $11,860 compared to $8,365 for the same period in prior year. However, we expect this to increase during this fiscal year as the company addresses deficiencies identified by the Securities and Exchange Commission.

Repairs and maintenance

During the three months ended June 30, 2015, we incurred repairs and maintenance costs of $1,251 compared to $nil for the same period in the prior year. These costs are associated with the construction project we had undertaken through our subsidiary.

Non-operating Expenses

For the three months ending June 30, 2015, we had no non-operating expenses compared to $51,638,410 for the same period in the prior year.  In 2014, we wrote off $156,212 of a $185,000 investment in Indie Growers Union LLC as we were only able to recover $28,778 of the funds we had advanced once we cancelled the acquisition.  In addition, we determined that the goodwill of $51,482,198 from our acquisition of our subsidiary should be fully impaired because the subsidiary failed to generate any revenue during the year ended March 31, 2015.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended June 30, 2015, we generated a modest profit of $27,709 from our operating activities. However, as of June 30, 2015, we still had a working capital deficit of $470,603 and an accumulated deficit of $114,363,342.  Our ability to continue as a going concern is dependent upon our ability to continue to generate profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the 3 months ended June 30, 2015 and 2014, remained relatively constant at $43,561 and $42,631, respectively.

Net cash used in investing activities for the 3 months ended June 30, 2015 and 2014, was $796 and $252,697, respectively. This decrease can be attributed to the completion of the first phase of the construction project by our subsidiary.

Net cash provided by financing activities for the three months ended June 30, 2015 and 2014, was $41,910 and $304,633, respectively. The decrease can be attributed to a reduction of our cash needs since the completion of the first phase of the construction project by our subsidiary.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item4. Controls and Procedures

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2015, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework . Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Mine Safety Procedures

N/A

Item 5. Other Information

None.

 Item 6. Exhibits

Exhibit Number

Description

3(i)

Articles of Incorporation*

3(ii)

Bylaws*

21

Subsidiaries of the Registrant

31

Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer

32

Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

*   Incorporated by reference to an exhibit on our Form SB-1 Registration Statement filed December 19, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIE GROWERS ASSOCIATION

Date: August 18, 2015	/s/ Robert Coleridge
Robert Coleridge
President and Principal Financial Officer