Form 10-Q/A
period 2014-06-30
INDIE GROWERS ASSOCIATION
filed 2015-09-11
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

140,881,967 common shares as of September 7, 2015

EXPLANATORY NOTE

Restatement of Previously Issued Quarterly Report

In this Quarterly Report on Form 10-Q/A, Amendment No. 1, we are restating our previously issued Quarterly Report on Form 10-Q for the 3 months ended June 30, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2015.

On March 20, 2015, we received a comment letter from the SEC advising us of a number of filing deficiencies. In particular, they stated that with the acquisition of River Ridge Sunshine Farms LLC we no longer met the criteria of Rule 3-11 of Regulation S-X. Therefore, we were required to have the interim financial statements included in the Forms 10-Q for the quarter ended June 30, 2014 reviewed by our independent accountant.

All amounts and disclosures in this Quarterly Report on Form 10-Q/A, Amendment No. 1, have been restated to correct any misstatements found by our independent accountant as a result of their review.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDIE GROWERS ASSOCIATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	March 31, 2014

ASSETS
Current Assets
Cash	$9,304	$-
Advances to tenant	2,000	-
Total current assets	11,304	-
Non-current assets
Buildings and infrastructure, net	144,485	-
Investments	-	50,000
Total non-current assets	144,485	50,000
TOTAL ASSETS	$155,789	$50,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$40,078	$23,686
Convertible notes payable	317,930	75,945
Due to related parties	60,648	-
Total current liabilities	418,656	99,631
Long Term Liabilities
Deferred vendor incentive, net	5,050	5,336

TOTAL LIABILITIES	423,706	104,967
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common stock 400,000,000 shares authorized, at $0.001 par value; 78,381,967 shares issued and outstanding (1,159,745 as at March 31, 2014)	78,382	1,160
Additional paid-in capital	113,757,481	31,056,496
Accumulated deficit	(114,103,779)	(31,112,623)
Total stockholders’ deficiency	(267,916)	(54,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$155,789	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the 3 Months ended
	June 30, 2014	June 30, 2013

REVENUE
Rental income	$-	$-

EXPENSES
Management fees	31,090,552	9,000
General and administrative	7,410	1,699
Interest	246,420	-
Professional fees	8,365	5,000
TOTAL OPERATING EXPENSES	31,352,746	15,699
NET INCOME (LOSS) FROM OPERATIONS	(31,352,746)	(15,699)
OTHER EXPENSE
Investment loss	(156,212)	-
Impairment of goodwill	(51,482,198)	-
TOTAL OTHER EXPENSE	(51,638,410)	-
NET INCOME (LOSS)	$(82,991,156)	$(15,699)

INCOME (LOSS) PER COMMON SHARE	$(0.42)	$(0.02)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	199,928,164	997,245

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the 3 Months Ended
	June 30, 2014	June 30, 2013

OPERATING ACTIVITIES
Net income (loss)	$(82,991,156)	$(15,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash management fees	31,072,222	-
Non-cash interest expense	243,985	-
Non-cash impairment of goodwill	51,460,000	-
Investment loss	156,212	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,392	14,699
Shares issued in debt conversion	2,000	-
Advances to tenant	(2,000)	-
Deferred vendor incentive	(286)	-
Net cash(used in) operating activities	(42,631)	(1,000)

INVESTING ACTIVITIES
Investment in Indie Growers Union	(106,212)	-
Buildings and infrastructure	(144,485)	-
Net cash (used in) investing activities	(250,697)	-

FINANCING ACTIVITIES
Advances from (payments to) related parties	60,648	-
Advances for convertible debt, net	241,985	1,000
Net cash provided by financing activities	302,633	1,000
Net change in cash	9,304	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$9,304	$-

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2014

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

At June 30, 2014, the Company had a working capital deficit, stockholders’ deficit and operating losses for the past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.   While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

We are restating our previously issued consolidated financial statements for the 3 months ended June 30, 2014 (the “Original Statements”).

On March 20, 2015, we received a comment letter from the SEC advising us of a number of filing deficiencies. In particular, they stated that with the acquisition of River Ridge Sunshine Farms LLC we no longer met the criteria of Rule 3-11 of Regulation S-X. Therefore, we were required to have the interim financial statements included in the Forms 10-Q for the quarter ended June 30, 2014 reviewed by our independent accountant.

All amounts and disclosures in this Quarterly Report on Form 10-Q/A, Amendment No. 1, have been restated to correct any misstatements found by our independent accountant as a result of their review.

The effect of the restatement to the Original Statements is set forth in this footnote.

Comparison of restated financial statements to financial statements as originally issued

UNAUDITED CONSOLIDATED BALANCE SHEET

	June 30, 2014 (Original)	Adjustments	June 30, 2014 (Restated)

ASSETS
Current Assets
Cash	$1,465	$7,839	$9,304
Advances to tenant	-	2,000	2,000
Total current assets	1,465	9,839	11,304
Non-current assets
Buildings and infrastructure, net	-	144,485	144,485
TOTAL ASSETS	$1,465	$154,324	$155,789

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$40,362	$(284)	$40,078
Convertible notes payable	220,098	97,832	317,930
Due to related parties	-	60,648	60,648
Total current liabilities	260,460	158,196	418,656
Long Term Liabilities
Deferred vendor incentive, net	-	5,050	5,050

TOTAL LIABILITIES	260,460	163,246	423,706
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common Stock	26,160	52,222	78,382
Additional paid-in capital	82,214,589	31,542,892	113,757,481
Accumulated deficit	(82,499,744)	(31,604,035)	(114,103,779)
Total stockholders’ deficiency	(258,995)	(8,921)	(267,916)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,465	$154,324	$155,789

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the Three Months Ended
	June 30, 2014 (Original)	Adjustments	June 30, 2014 (Restated)

REVENUE	$-	$-	$-

EXPENSES
Management fees	48,243,420	(17,152,868)	31,090,552
General and administrative	347	7,063	7,410
Interest	1,471	244,949	246,420
Professional fees	-	8,365	8,365
TOTAL OPERATING EXPENSES	48,245,238	(16,892,491)	31,352,746
NET INCOME (LOSS) FROM OPERATIONS	(48,245,238)	16,892,491	(31,352,746)
OTHER EXPENSE
Investment loss	(156,212)	-	(156,212)
Loss on extinguishment of debt	(3,038,000)	3,038,000	-
Impairment of goodwill	-	(51,482,198)	(51,482,198)
TOTAL OTHER EXPENSE	(3,194,212)	(48,444,198)	(51,638,410)
NET INCOME (LOSS)	$(51,439,450)	$(31,551,706)	$(82,991,156)

GAIN (LOSS) PER COMMON SHARE	$(3.34)		$(0.42)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	15,407,897		199,928,164

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Three Months Ended
	June 30, 2014 (Original)	Adjustments	June 30, 2014 (Restated)

OPERATING ACTIVITIES
Net income (loss)	$(51,439,450)	$(31,551,706)	$(82,991,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash management fees	48,200,000	(17,127,778)	31,072,222
Non-cash interest expense	-	243,985	243,985
Non-cash impairment of goodwill	-	51,460,000	51,460,000
Investment loss	156,212	-	156,212
Loss on extinguishment of debt	3,038,000	(3,038,000)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,472	8,920	16,392
Shares issued in debt conversion	-	2,000	2,000
Advances to tenant	-	(2,000)	(2,000)
Deferred vendor incentive	-	(286)	(286)
Net cash used in operating activities	(37,767)	(4,865)	(42,631)

INVESTING ACTIVITIES
Investment in Indie Growers Union	(156,212)	50,000	(106,212)
Buildings and infrastructure	-	(144,485)	(144,485)
Net cash used in investing activities	(156,212)	(96,485)	(250,697)

FINANCING ACTIVITIES
Advances from (payments to) related parties	-	60,648	60,648
Advances for convertible debt, net	158,125	85,860	241,985
Net cash provided by financing activities	158,125	146,508	302,633
Net change in cash	(35,854)	45,158	9,304
CASH, BEGINNING OF PERIOD	37,319	(37,319)	-
CASH, END OF PERIOD	$1,465	$7,839	$9,304

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

Buildings and Equipment

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of 3 months ended June 30, 2014.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the period ended June 30, 2014, the company received $60,648 from its Chief Financial Officer.  The advance has no set repayment terms and does not bear interest.

7. VENDOR INCENTIVE

In December 2013, the Company’s current transfer agent paid off the outstanding balance of $5,717 owed to the former transfer agent. This has been recorded as a deferred vendor incentive on the consolidated balance sheet. It has been amortized on a straight line basis over the contract term of 5 years such that each year’s portion of the incentive will be offset against transfer agent fees in the consolidated statement of operations.  The balance as of June 30, 2014 is $5,050.

8. CONVERTIBLE PROMISSORY NOTES

As of June 30, 2014, the Company had accumulated $317,930 in convertible promissory notes. The notes are due on demand, bear interest at 5%, are unsecured, and are convertible at $0.001.  The Company assessed the conversion option and determined that during the period the note had a beneficial conversion feature with intrinsic values in excess of the debt. Therefore, the Company fully amortized a conversion benefit of $243,985 for the current period and recorded it as an interest expense as of June 30, 2014. The amount of accrued interest payable on these notes was $2,435 as of June 30, 2014 and is included in Accounts Payable and Accrued Liabilities.

If the balance outstanding was converted into common shares, the amount of shares to be issued would be 317,930,000 common shares.  The weighted average number of shares outstanding has been computed as if these shares were issued on the date the funds were advanced to the Company as follows:

Date	Issued Shares Outstanding	Potentially Dilutive Shares	Days	Weighting	Weighted Average Shares
31-Mar-14	1,159,745	75,945,000	91	1.00	77,104,745
30-Apr-14		138,820,000	61	0.67	93,055,165
02-May-14	13,222,222		59	0.65	8,572,649
14-May-14	2,000,000	(2,000,000)	47	0.52	-
31-May-14		35,960,000	30	0.33	11,854,945
11-Jun-14		35,000,000	19	0.21	7,307,692
20-Jun-14		18,500,000	10	0.11	2,032,967
30-Jun-14		15,705,000	-	-	-
30-Jun-14	62,000,000		-	-	-
	78,381,967	317,930,000			199,928,164

9. INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from March 24, 2006 (date of inception) through June 30, 2014 of approximately $114,103,779, will begin to expire in 2026.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $38,795,285 at June 30, 2014. For the three month period ended June 30, 2014, the valuation allowance increased by approximately $28,216,993.

The Company has no tax positions at June 30, 2014 or March 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

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

Results of Operations

The Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues

The company has earned no income in either quarter.

Management Fees

The Company incurred $31,090,552 in management fees in the three months ending June 30, 2014 compared to $9,000 for the same period in the prior year.  The management fees incurred during the 3 months ending June 30, 2014 was primarily stock based so market price was used to value the compensation as follows:

# of shares issued	Issue date	Market price per share	Value
13,222,222	5/2/2014	$ 2.35	$31,072,222

General and Administrative Expenses

General and administrative expenses (“G&A”) were $7,410 and $1,699 for the 3 months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due additional expenses related to the acquisition of River Ridge Sunshine Farms LLC.

For the quarter ended June 30, 2014, our G&A consisted of $2,032 of fees paid to our transfer agent, $5,000 in advertising and promotion, $335 in bank fees, and other small administrative costs.

Interest Expense

During the three months ended June 30, 2014, we recorded interest expenses of $246,420 compared to $nil in the same period in the prior year. This increase is attributable entirely to the increase in convertible debt financing received by the company and the beneficial conversion factor of these financings.

Professional Fees

During the three months ended June 30, 2014, we incurred professional fees of $8,365 compared to $5,000 for the same period in prior year. This increase is attributable to increased legal costs associated with the acquisition of River Ridge Sunshine Farms LLC.

Non-operating Expenses

For the three months ending June 30, 2014, we had non-operating expenses of $51,638,410 compared to $nil for the same period in the prior year.  At June 30, 2014, we wrote off $156,212 of a $185,000 investment in Indie Growers Union LLC as we were only able to recover $28,778 of the funds we had advanced once we cancelled the acquisition.  In addition, we determined that the goodwill of $51,482,198 from our acquisition of our subsidiary should be fully impaired because the subsidiary failed to generate any revenue during the year ended March 31, 2015.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. As of June 30, 2014, we had a working capital deficit of $407,352 and an accumulated deficit of $114,103,779.  Our ability to continue as a going concern is dependent upon our ability to continue to generate profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the 3 months ended June 30, 2014 and 2013 was $42,631 and $1,000, respectively.  This increase can be attributable to the increase costs associated with the acquisition of River Ridge Sunshine Farms.

Net cash used in investing activities for the 3 months ended June 30, 2014 and 2013, was $250,697 and $nil, respectively. This increase can be attributed to the acquisition of River Ridge Sunshine Farms LLC.

Net cash provided by financing activities for the three months ended June 30, 2014 and 2013, was $302,633 and $1,000, respectively. The increase can be attributed to securing additional funds from our investors for the acquisition of River Ridge Sunshine Farms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Mine Safety Procedures

N/A

Item 5. Other Information

None.

 Item 6. Exhibits

Exhibit Number

Description

3(i)

Articles of Incorporation*

3(ii)

Bylaws*

Subsidiaries of the Registrant

Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer

Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

*   Incorporated by reference to an exhibit on our Form SB-1 Registration Statement filed December 19, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIE GROWERS ASSOCIATION

Date: September 11, 2015	/s/ Robert Coleridge
Robert Coleridge
President and Principal Financial Officer

19