Form 10-Q/A
period 2015-06-30
INDIE GROWERS ASSOCIATION
filed 2015-10-06
CIK 1376316

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

140,881,967 common shares as of October 2, 2015

 EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarter ended June 30, 2015 to include Interactive Data pursuant to Item 601(b)(101) of Regulation S-K omitted from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the U.S. Securities and Exchange Commission on August 20, 2015 (the “Original Filing”).

All disclosures, financial statements, footnotes, and exhibits remain unchanged from the Original Filing with the exception of the signature page of our President and certifications of our Principal Executive Officer, Principal Financial Officer, and Director.

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

INDIE GROWERS ASSOCIATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	March 31, 2015

ASSETS
Current Assets
Cash	$2,021	$4,469
Accounts Receivable	95,000	-
Current portion of deferred tenant incentive	6,000	-
Total current assets	103,521	4,469
Non-current assets
Buildings and infrastructure, net	287,654	289,312
Deferred tenant inducement, net	23,000	-
Total non-current assets	310,654	289,312
TOTAL ASSETS	$413,675	$293,780

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$88,060	$79,808
Convertible notes payable	486,064	443,754
Total current liabilities	574,124	523,562
Long Term Liabilities
Deferred vendor incentive, net	3,907	4,192
Due to related parties	69,990	70,390
Total long term liabilities	73,897	74,583

TOTAL LIABILITIES, COMMITTMENTS AND CONTINGENCIES	648,020	598,145

STOCKHOLDERS’ DEFICIENCY
Common stock 400,000,000 shares authorized, at $0.001 par value; 140,881,967 shares issued and outstanding	140,882	140,882
Additional paid-in capital	113,988,115	113,945,805
Accumulated deficit	(114,363,342)	(114,391,051)

Total stockholders’ deficiency	(234,345)	(304,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$413,675	$293,780

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the 3 Months ended
	June 30, 2015	June 30, 2014

REVENUE
Rental income	$104,000	$-

EXPENSES
Land lease	3,000	-
Depreciation	2,454	-
Management fees	4,040	31,090,552
General and administrative	5,781	7,410
Interest	47,905	246,240
Professional fees	11,860	8,365
Repairs and maintenance	1,251	-
TOTAL OPERATING EXPENSES	79,291	31,352,746
NET INCOME (LOSS) FROM OPERATIONS	27,709	(31,352,746)
OTHER EXPENSE
Investment loss	-	(156,212)
Impairment of goodwill	-	(51,482,198)
TOTAL OTHER EXPENSE	-	(51,638,410)
NET INCOME (LOSS)	$27,709	$(82,991,156)

GAIN (LOSS) PER COMMON SHARE	$0.00	$(0.42)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	589,700,472	199,928,164

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the 3 Months Ended
	June 30, 2015	June 30, 2014

OPERATING ACTIVITIES
Net income (loss)	$27,709	$(82,991,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,454	-
Non-cash management fees	-	31,072,222
Non-cash interest expense	42,310	243,985
Non-cash impairment of goodwill	-	51,460,000
Investment loss	-	156,212
Changes in operating assets and liabilities:
Accounts receivable	(95,000)	-
Deferred tenant inducement	(29,000)	-
Accounts payable and accrued liabilities	8,252	16,392
Deferred vendor incentive	(286)	(286)
Net cash used in operating activities	(43,561)	(42,631)

INVESTING ACTIVITIES
Advances to tenant	-	(2,000)
Investment in Indie Growers Union	-	(106,212)
Buildings and infrastructure	(796)	(144,485)
Net cash used in investing activities	(796)	(252,697)

FINANCING ACTIVITIES
Advances from (payments to) related parties	(400)	60,648
Advances for convertible debt	42,310	243,985
Net cash provided by financing activities	41,910	304,633
Net change in cash	(2,447)	9,304
CASH, BEGINNING OF PERIOD	4,469	-
CASH, END OF PERIOD	$2,021	$9,304

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

INDIE GROWERS ASSOCIATION

Date: October 2, 2015	/s/ Robert Coleridge
Robert Coleridge, President

15