Form 10-Q/A
period 2014-09-30
INDIE GROWERS ASSOCIATION
filed 2015-10-15
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

140,881,967 common shares as of October 13, 2015

EXPLANATORY NOTE

Restatement of Previously Issued Quarterly Report

In this Quarterly Report on Form 10-Q/A, Amendment No. 1, we are restating our previously issued Quarterly Report on Form 10-Q for the 6 months ended September 30, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2014.

On March 20, 2015, we received a comment letter from the SEC advising us of a number of filing deficiencies. In particular, they stated that with the acquisition of River Ridge Sunshine Farms LLC we no longer met the criteria of Rule 3-11 of Regulation S-X. Therefore, we were required to have the interim financial statements included in the Forms 10-Q for the quarter ended September 30, 2014 reviewed by our independent accountant.

All amounts and disclosures in this Quarterly Report on Form 10-Q/A, Amendment No. 1, have been restated to correct any misstatements found by our independent accountant as a result of their review.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDIE GROWERS ASSOCIATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	March 31, 2014

ASSETS
Current Assets
Cash	$12,124	$-
Non-current assets
Buildings and infrastructure, net	286,876	-
Investments	-	50,000
Total non-current assets	286,876	50,000
TOTAL ASSETS	$299,000	$50,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$92,719	$23,686
Convertible notes payable	403,724	75,945
Due to related parties	44,609	-
Total current liabilities	541,053	99,631
Long Term Liabilities
Deferred vendor incentive, net	4,764	5,336

TOTAL LIABILITIES	545,817	104,967
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common stock 400,000,000 shares authorized, at $0.001 par value; 140,881,967 shares issued and outstanding (1,159,745 as at March 31, 2014)	140,882	1,160
Additional paid-in capital	113,905,775	31,056,496
Accumulated deficit	(114,293,473)	(31,112,623)
Total stockholders’ deficiency	(246,817)	(54,967)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$299,000	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the 3 Months ended			For the 6 Months ended
	September 30, 2014		September 30, 2013	September 30, 2014		September 30, 2013
REVENUE
Rental income	$-		$-	$-		$-

EXPENSES
Management fees	2,930		67,250	31,093,482		76,250
General and administrative	26,900		1,700	34,309		3,350
Interest	153,295		74	399,715		122
Professional fees	6,570		8,422	14,935		13,422
TOTAL OPERATING EXPENSES	189,695		77,446	31,542,441		93,144
NET INCOME (LOSS) FROM OPERATIONS	(189,695)		(77,446)	(31,542,441)		(93,144)
OTHER EXPENSE
Investment loss	-		-	(156,212)		-
Impairment of goodwill	-		-	(51,482,198)		-
TOTAL OTHER EXPENSE	-		-	(51,638,410)		-
NET INCOME (LOSS)	$(189,695)		$(77,446)	$(83,180,850)		$(93,144)

GAIN (LOSS) PER COMMON SHARE	$(0.00)	$		$(0.24)	$
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	340,756,360		1,023,065	340,756,360		1,023,065

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the 6 Months Ended
	September 30, 2014	September 30, 2013

OPERATING ACTIVITIES
Net income (loss)	$(83,180,850)	$(93,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash management fees	31,072,222	76,250
Non-cash interest expense	392,279	-
Non-cash impairment of goodwill	51,460,000	-
Depreciation	1,196	-
Investment loss	156,212	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	69,033	11,489
Deferred vendor incentive	(572)	-
Net cash provided by (used in) operating activities	(30,480)	(5,405)

INVESTING ACTIVITIES
Investment in Indie Growers Union	(106,212)	-
Buildings and infrastructure	(288,072)	-
Net cash used in investing activities	(394,284)	-

FINANCING ACTIVITIES
Advances from related parties	44,609	-
Advances for convertible debt, net	392,279	5,405
Net cash provided by financing activities	436,888	5,405
Net change in cash	12,124	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$12,124	$-

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014

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

At September 30, 2014, the Company had a working capital deficit, stockholders’ deficit and operating losses for the past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.   While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

We are restating our previously issued consolidated financial statements for the 3 and 6 months ended September 30, 2014 (the “Original Statements”).

On March 20, 2015, we received a comment letter from the SEC advising us of a number of filing deficiencies. In particular, they stated that with the acquisition of River Ridge Sunshine Farms LLC we no longer met the criteria of Rule 3-11 of Regulation S-X. Therefore, we were required to have the interim financial statements included in the Forms 10-Q for the quarter ended September 30, 2014 reviewed by our independent accountant.

All amounts and disclosures in this Quarterly Report on Form 10-Q/A, Amendment No. 1, have been restated to correct any misstatements found by our independent accountant as a result of their review.

The effect of the restatement to the Original Statements is set forth in this footnote.

Comparison of restated financial statements to financial statements as originally issued

UNAUDITED CONSOLIDATED BALANCE SHEET

	September 30, 2014 (Original)	Adjustments	September 30, 2014 (Restated)
ASSETS
Current Assets
Cash	$12,124	$-	$12,124
Accounts receivable	29,245	(29,245)	-
Notes receivable	8,849	(8,849)	-
Total current assets	50,218	(38,094	12,124
Non-current assets
Acquisition of subsidiary	46,500,000	(46,500,000)	-
Buildings and infrastructure, net	284,871	2,005	286,876
Total non-current assets	46,784,871	(46,497,005)	286,876
TOTAL ASSETS	$46,835,089	$(46,536,089)	$299,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$75,176	$17,543	$92,719
Convertible notes payable	409,327	(5,603)	403,724
Due to related parties	51,459	(6,850)	44,609
Total current liabilities	535,962	5,090	541,053
Long Term Liabilities
Deferred vendor incentive, net	-	4,764	4,764

TOTAL LIABILITIES	535,962	9,854	545,817
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common Stock	148,660	(7,778)	140,882
Additional paid-in capital	190,476,920	(76,571,145)	113,905,775
Accumulated deficit	(144,326,453)	30,032,980	(114,293,473)
Total stockholders’ deficiency	46,299,127	(46,545,943)	(246,817)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$46,835,089	$(46,536,089)	$299,000

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the Three Months Ended
	September 30, 2014 (Original)	Adjustments	September 30, 2014 (Restated)

REVENUE	$29,245	$(29,245)	$-

EXPENSES
Management fees	-	2,930	2,930
General and administrative	18,218	8,682	26,900
Interest	-	153,295	153,295
Professional fees	7,700	(1,130)	6,570
TOTAL OPERATING EXPENSES	25,918	163,777	189,695
NET INCOME (LOSS) FROM OPERATIONS	3,327	(193,022)	(189,695)
OTHER EXPENSE
Investment loss	-	-	-
Loss on extinguishment of debt	(61,812,500)	61,812,500	-
Impairment of goodwill	-	-	-
TOTAL OTHER EXPENSE	(61,812,500)	61,812,500	-
NET INCOME (LOSS)	$(61,809,173)	$61,619,478	$(189,695)

GAIN (LOSS) PER COMMON SHARE	$(0.46)		$(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	134,923,472		340,756,360

UNAUDITED CONSOLIDATED INCOME STATEMENTS

	For the Six Months Ended
	September 30, 2014 (Original)	Adjustments	September 30, 2014 (Restated)

REVENUE	$29 ,245	$(29,245)	$-

EXPENSES
Management fees	48,200,000	(17,106,518)	31,093,482
General and administrative	30,573	3,736	34,309
Interest	-	399,715	399,715
Professional fees	58,120	(43,185)	14,935
TOTAL OPERATING EXPENSES	48,288,693	(16,746,252)	31,542,441
NET INCOME (LOSS) FROM OPERATIONS	(48,259,448)	16,717,007	(31,542,441)
OTHER EXPENSES
Investment loss	(156,212)	-	(156,212)
Loss on extinguishment of debt	(64,850,500)	64,850,500	-
Impairment of goodwill	-	(51,482,198)	(51,482,198)
TOTAL OTHER EXPENSES	(65,006,712)	13,368,302	(51,638,410)
NET INCOME (LOSS)	$(113,266,159)	$30,085,309	$(81,180,850)

GAIN (LOSS) PER COMMON SHARE	$(2.05)		$(0.24)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	55,381,868		340,756,360

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Six Months Ended
	September 30, 2014 (Original)	Adjustments	September 30, 2014 (Restated)

OPERATING ACTIVITIES
Net income (loss)	$(113,266,159)	$30,085,159	$(83,180,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash management fees	48,200,000	(17,127,778)	31,072,222
Non-cash interest expense	-	392,279	392,279
Non-cash impairment of goodwill	-	-	51,460,000
Depreciation	-	1,196	1,196
Investment loss	156,212	-	156,212
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	48,738	20,295	69,033
Accounts receivable	(29,245)	29,245	-
Note receivable	(8,849)	8,849	-
Shares issued in debt conversion	64,850,500	(64,850,500)	-
Deferred vendor incentive	-	(572)	(572)
Net cash used in operating activities	(48,803)	18,323	(30,480)

INVESTING ACTIVITIES
Investment in Indie Growers Union	-	(106,212)	(106,212)
Buildings and infrastructure	(284,871)	(3,201)	(288,072)
Net cash used in investing activities	(284,871)	(109,413)	(394,284)

FINANCING ACTIVITIES
Advances from (payments to) related parties	13,209	31,400	44,609
Advances for convertible debt, net	295,270	97,009	392,279
Net cash provided by financing activities	308,479	128,409	436,888
Net change in cash	(25,195)	37,319	12,124
CASH, BEGINNING OF PERIOD	37,319	(37,319)	-
CASH, END OF PERIOD	$12,124	$-	$12,124

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of 3 and 6 months ended September 30, 2014.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

On July 21, 2014, the company issued 62,500,000 shares of its common stock for $62,500 of convertible debt. The stock was valued at par value in accordance with a convertible debt agreement.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the period ended September 30, 2014, the company had repaid a portion of the debt owing to its Chief Financial Officer. The balance remaining at September 30, 2104 was $44,609.  The advance has no set repayment terms and does not bear interest.

During the period ended September 30, 2014, we accrued $3000 in lease fees on the property owned by our Chief Financial Officer.

7. VENDOR INCENTIVE

In December 2013, the Company’s current transfer agent paid off the outstanding balance of $5,717 owed to the former transfer agent. This has been recorded as a deferred vendor incentive on the consolidated balance sheet. It has been amortized on a straight line basis over the contract term of 5 years such that each year’s portion of the incentive will be offset against transfer agent fees in the consolidated statement of operations.  The balance as of September 30, 2014 is $4,764.

8. CONVERTIBLE PROMISSORY NOTES

As of September 30, 2014, the Company had accumulated $403,724 in convertible promissory notes. The notes are due on demand, bear interest at 5%, are unsecured, and are convertible at $0.001.  The Company assessed the conversion option and determined that during the period the note had a beneficial conversion feature with intrinsic values in excess of the debt. Therefore, the Company fully amortized a conversion benefit of $392,279 for the current period and recorded it as an interest expense as of September 30, 2014. The amount of accrued interest payable on these notes was $7,436 as of September 30, 2014 and is included in Accounts Payable and Accrued Liabilities.

If the balance outstanding was converted into common shares, the amount of shares to be issued would be 403,724,000 common shares.  The weighted average number of shares outstanding has been computed as if these shares were issued on the date the funds were advanced to the Company as follows:

Date	Issued Shares Outstanding	Potentially Dilutive Shares	Days	Weighting	Weighted Average Shares
31-Mar-14	1,159,745	75,945,000	183	1.00	77,104,745
30-Apr-14		138,820,000	153	0.84	116,062,623
02-May-14	13,222,222		151	0.83	10,910,139
14-May-14	2,000,000	(2,000,000)	139	0.76	-
31-May-14		35,960,000	122	0.67	23,973,333
11-Jun-14		35,000,000	111	0.61	21,229,508
20-Jun-14		18,500,000	102	0.56	10,311,475
30-Jun-14		15,705,000	92	0.50	7,895,410
30-Jun-14	62,000,000		92	0.50	31,169,399
01-Jul-14		15,000,000	91	0.50	7,459,016
21-Jul-14	62,500,000	(62,500,000)	71	0.39	-
30-Jul-14		94,415,000	62	0.34	31,987,596
31-Aug-14		16,184,000	30	0.16	2,653,115
30-Sep-14		22,695,000	0	0.00	-
	140,881,967	403,724,000			340,756,360

9. INCOME TAXES

As of September 30, 2014, the Company has not generated any revenue.  Therefore, the company has not made any allowance for income taxes during this period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Indie Growers Association ("Indie Growers" or the "Company") was organized under the laws of the State of Nevada on March 24, 2006 to explore mineral properties in North America(SIC Code: 1000).

On April 14, 2014 the Company completed a name change from Viking Minerals Inc. to Indie Growers Association and on June 30, 2014 acquired River Ridge Sunshine Farms LLC, a Washington State corporation. In so doing, the Company changed its business to that of  real estate development for the purpose of leasing land and agricultural buildings to licensed cannabis producers (SIC Code: 5319).

Results of Operations

The Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

The company has earned no income in either quarter.

Management Fees

The Company incurred $2,930 in management fees in the three months ending September 30, 2014 compared to $67,250 for the same period in the prior year.  Management fees for the current quarter were in cash whereas the management fees in the same period the prior year were stock based so market price was used to value the compensation as follows:

# of shares issued	Issue date	Market price per share	Value
11,208,333	8/7/2013	$0.006	$ 67,250

General and Administrative Expenses

General and administrative expenses (“G&A”) were $26,900 and $1,700 for the 3 months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due to the additional expenses related to the acquisition of River Ridge Sunshine Farms LLC and our change in business.

For the three months ended September 30, 2014, our G&A consisted of $2,123 of fees paid to our transfer agent, $1,560 to DTCC, $7,500 in payments to OTC Markets, $3,000 in lease payments, $4,512 in repairs & maintenance, $2,142 in automobile expenses, and other small administrative costs.

Interest Expense

During the three months ended September 30, 2014, we recorded interest expenses of $153,295 compared to $74 in the same period in the prior year. This increase is attributable entirely to the increase in interest owed on convertible debt financing received by the company and the beneficial conversion factor of these financings.

Professional Fees

During the three months ended September 30, 2014, we incurred professional fees of $6,570 compared to $8,422 for the same period in prior year.

Non-operating Expenses

There were no non-operating expenses during the 3 months ended September 30, 2014 and 2013.

The Six Months Ended September 30, 2014 Compared to the Six Months Ended September 30, 2013

Revenues

The company has earned no income in either quarter.

Management Fees

The Company incurred $31,093,482 in management fees in the six months ending September 30, 2014 compared to $76,250 for the same period in the prior year.  Although there was some cash component, the majority of the management fees incurred during both periods were primarily stock based so market price was used to value the compensation as follows:

# of shares issued	Issue date	Market price per share	Value
13,222,222	5/2/2014	$ 2.35	$31,072,222
11,208,333	8/7/2013	$0.006	$ 67,250

General and Administrative Expenses

General and administrative expenses (“G&A”) were $34,309 and $3,350 for the 6 months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due to the additional expenses related to the acquisition of River Ridge Sunshine Farms LLC and our change in business.

For the six months ended September 30, 2014, our G&A consisted of $4,155 of fees paid to our transfer agent, $5,000 in advertising and promotion, $7,500 in payments to OTC Markets, $3,000 in lease payments, $5,065 in repairs & maintenance, $2,142 in automobile expenses, and other small administrative costs.

Interest Expense

During the six months ended September 30, 2014, we recorded interest expenses of $399,715 compared to $122 in the same period in the prior year. This increase is attributable entirely to the increase in interest owed on convertible debt financing received by the company and the beneficial conversion factor of these financings.

Professional Fees

During the six months ended September 30, 2014, we incurred professional fees of $14,935 compared to $13,422 for the same period in prior year. This increase is attributable to increased legal costs associated with the acquisition of River Ridge Sunshine Farms LLC.

Non-operating Expenses

For the six months ending September 30, 2014, we had non-operating expenses of $51,638,410 compared to $nil for the same period in the prior year.  This included $156,212 of a $185,000 investment in Indie Growers Union LLC of which we were only able to recover $28,778 of the funds we had advanced once we cancelled the acquisition.  In addition, we determined that the goodwill of $51,482,198 from our acquisition of our subsidiary should be fully impaired because the subsidiary failed to generate any revenue during the year ended March 31, 2015.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. As of September 30, 2014, we had a working capital deficit of $528,929 and an accumulated deficit of $114,293,473. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the 6 months ended September 30, 2014 and 2013 was $30,480 and $5,405, respectively.  This increase can be attributable to the increase costs associated with the acquisition of River Ridge Sunshine Farms.

Net cash used in investing activities for the 6 months ended September 30, 2014 and 2013, was $394,284 and $nil, respectively. This increase can be attributed to construction on the property we are leasing through our subsidiary, River Ridge Sunshine Farms LLC.

Net cash provided by financing activities for the three months ended September 30, 2014 and 2013, was $436,888 and $5,405, respectively. The increase can be attributed to securing additional funds from our investor, Lexington Ridge Holdings Inc. (“Lexington”), and our Chief Operating Officer for the construction on the land we have leased through River Ridge Sunshine Farms as well as general operating expenses.  At September 30, 2014, the balance owing to Lexington is $403,724.  This note accrues interest at a rate of 5% per annum and can be converted at the option of the debt holder at any time into common shares of the Company at a rate of $0.001 per share. This means with a current convertible debt of $403,724, Lexington could potentially convert this debt into 403,724,000 common shares of the company. As of September 30, 2014, Lexington had not converted any debt into shares. However, during the 6 months ended September 30, 2014, Lexington had assigned $64,500 of the debt to others who elected to convert their debt into 64,500,000 common shares of the Company.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2014 because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is a process affected by the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In designing and evaluating our internal controls and procedures, our management recognized that internal controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the internal controls and procedures are met.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these are: (1) lack of segregation of duties; (2) lack of accounting expertise; (3) lack of timely closing of books; and (4) inability to get accounting information and schedules to our auditors in a timely manner.  These weaknesses have lead to the restatement of our financial statements contained in this quarterly report as well as the already completed restatement of the company’s quarterly report ended June 30, 2014. These restatements were necessary to correct a number of reporting errors including proper accounting for the acquisition of our subsidiary.  We will also assess our quarterly report for the period ended December 31, 2014 to determine what restatement may be required for that period.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified above result from insufficient qualified personnel in our finance department.  This results in an inability to provide effective oversight and review of financial transactions with regard to accumulating and compiling financial data in the preparation of financial statements.  The lack of sufficient personnel also results in a lack of segregation of duties and the accounting technical expertise necessary for an effective system of internal control. As soon as our finances allow, we plan on hiring additional finance staff and, where necessary, utilizing competent outside consultants to provide a layer of review and technical expertise that is currently lacking in our internal controls over financial reporting.

As a result of these material weaknesses, management concluded that the Company did not maintain effective control over financial reporting as of September 30, 2014.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and six months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INDIE GROWERS ASSOCIATION

Date: October 13, 2015	/s/ Robert Coleridge
Robert Coleridge President

19