Form 10-K/A
period 2015-03-31
INDIE GROWERS ASSOCIATION
filed 2015-11-16
CIK 1376316

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

The number of shares outstanding of the registrant’s common stock as of November 13, 2015 is 140,881,967.

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

None.

EXPLANATORY NOTE

In this Annual Report on Form 10-K/A, Amendment No. 2, we are addressing a number of issues raised in a comment letter received from the Securities and Exchange Commission on September 15, 2015, namely:

•

We have included Interactive Data pursuant to Item 601(b)(101) of Regulation S-K;

•

We have provided a more detailed discussion of our business and the property leased by our subsidiary, River Ridge Sunshine Farms LLC, and filed copies of the lease and sublease agreements;

•

We have added a more detailed discussion of the governmental regulations that could impact our business and the risks related to our involvement in the cannabis industry;

•

We have provided more information about the convertible loan agreement we have in place with one of our investors and filed it as an exhibit; and

•

We have updated out disclosures on Management’s Report on Internal Control Over Financial Reporting.

This Amendment 2 on Form 10-K/A affects the abovementioned disclosures only.  All other disclosures, including the Financial Statements and Notes, remain unchanged from our previous filing.

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

ITEM 1 - BUSINESS

(i) Principal products or services and their markets;

Indie Growers Association ("Indie Growers" or the "Company") was organized under the laws of the State of Nevada on March 24, 2006. The company was originally organized for the purpose of acquiring and developing mineral claims (SIC Code: 1000).  However, on April 14, 2014, the Company completed a name change from Viking Minerals Inc. to Indie Growers Association to pursue business opportunities in agriculture, specifically supporting the cannabis industry production.  On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC, a Washington State corporation, which holds a lease on 40 acres of agricultural land in Benton County, Washington.  The company intends to develop the land for the purpose of subleasing the land and agricultural buildings to licensed cannabis producers (SIC Code: 6519) in Washington State.

(ii) Distribution methods of the products or services;

Not applicable

(iii) Status of any publicly announced new product or service;

Not applicable

(iv) Competitive business conditions and the smaller reporting company's competitive position in the industry and methods of competition;

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

The recent growth in the industry, particularly in Washington, has attracted many businesses trying to enter the market.  Some of our competitors have greater capital resources and facilities which may enable them to compete more effectively in this market by offering more attractive terms.  Due to this competition, there is no assurance that we will not encounter difficulties in generating revenues.  If we are unable to successfully compete with existing companies and new entrants to the market, this will have a negative impact on our business and financial condition.

(v) Sources and availability of raw materials and the names of principal suppliers;

Not applicable

(vi) Dependence on one or a few major customers;

Currently we have only one tenant leasing from us. Our revenue is generated solely from the rent paid by this client so we are dependent on the success of our tenant in order to generate revenue. The tenant has planted his first crop and completed the harvest in late October.  The product is currently being dried but still must undergo State mandated testing before it can be packaged and ready to sell. The product could suffer mold or mildew while drying or while in storage, or the product could fail the State mandated tests for any number of reasons.  Any of these situations would render the product unsellable.  Until the product is sold by our tenant, our tenant is unlikely to have sufficient financial resources to meet the obligations of their lease.

(vii) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

Not applicable

(viii) Need for any government approval of principal products or services.

Not applicable

(ix) Effect of existing or probable governmental regulations on the business;

Under federal law, it is illegal to possess, use, buy, sell, or cultivate marijuana, since the Controlled Substances Act of 1970 classifies marijuana as a Schedule I drug, claiming it has a high potential for abuse and has no acceptable medical use. This means that Congress has determined that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime.

In November 2012, voters in Washington approved the legalization of non-medical use of cannabis, however under the Supremacy Clause of the United States Constitution, federal law pre-empts conflicting state laws. Therefore, the company is operating in an industry that walks the line between what is legal in the state and illegal federally.

The majority of the states across the US have created exemptions for medical cannabis use, as well as decriminalized non-medical cannabis use and the rest of the states are expected to follow. However, multiple efforts to remove cannabis from under the federal Controlled Substances Act have so far been unsuccessful.  This means there exists a clear conflict between Federal and state law which has yet to be resolved.

Although Washington has enacted voter initiated measures to allow for the personal use of small amounts of cannabis by its citizens, the State has been very clear to remind its citizens that cannabis is currently illegal under federal law and classified as a Class I Controlled Substance.

Since the Company only leases land and infrastructure to cannabis producers, we are not directly involved in the production, processing, or distribution of illegal products. However, our operations clearly support such activities so we could be deemed to facilitate the selling or distribution of such products and therefore be in violation of the federal Controlled Substances Act anyway or, at the very least, considered to be aiding or abetting, or being an accessory to, a violation of that Act.

Should the federal government decide to override the state regulations and enforce the Controlled Substance Act, our land and buildings could be seized under civil forfeiture regulations for our involvement, albeit indirectly, in illegal activities.  However, even if they did not seize our property, they could seize or destroy our tenant’s crop before they can sell it hampering their ability to meet their lease obligations.

Changes in the laws or enforcement of such laws, especially in light of the upcoming federal election, could have a material adverse effect on our business and financial condition. However, such changes or their impact are impossible to predict.

(x) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable, the extent to which the cost of such activities is borne directly by customers;

Not applicable

(xi) Costs and effects of compliance with environmental laws (federal, state and local); and

Not applicable

(xii) Number of total employees and number of full-time employees

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

The audited financial statements of River Ridge Sunshine Farms LLC were filed with the U.S. Securities and Exchange Commission on Form 8-K/A on September 1, 2015.   Our interim financial statements for the quarter ended June 30, 2014 and September 30, 2014 have now been reviewed by our independent accountant and were filed with the U.S. Securities and Exchange Commission on Form 10-Q/A on September 11, 2015 and October 15, 2015, respectively.  We anticipate the interim financial statements for December 31, 2014 will be reviewed and filed within the next 30 days.

ITEM 2 - PROPERTIES

On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC, a Washington state corporation in exchange for 62,000,000 shares.  The acquisition was valued at $51,482,198, which is the closing market value of the shares of $0.83 per share on June 30, 2014, plus $22,197, which is the net book value of the assets and liabilities of River Ridge Sunshine Farms on the acquisition date. River Ridge Sunshine Farms LLC holds a 10 year lease on a 40 acre property which will be subleased to licensed cannabis producers.  The lease agreement is attached to this Annual report as Exhibit 10-2.

The property is located in Benton County in the south-central portion of the state of Washington (see Figure 1).  This region is known primarily for agricultural, in particular as a successful wine region because of its unique microclimates and soil conditions. Yakima Valley, where our property is located, was the first American Viticultural Area established within Washington State, gaining recognition in 1983.

Figure 1: Map of Washington State highlighting Benton County

The 40 acre property is owned substantially by our Chief Operations Officer, Ricardo Esparza, who has leased it to our subsidiary for a nominal monthly fee. Our subsidiary has subleased one 3.86 acre parcel at 22604 Hosko Road in the city of Prosser to Fourdub LLC, a licensed Tier 3 Producer (see Figure 2).

Figure 2: Leased Land Parcels (Subleased parcel highlighted)

We have added improvements to the subleased parcel including perimeter fencing, security cameras, septic system, water supply, two small greenhouses, and an administration/warehouse building. The large open space within the fenced area is used for planting crops outdoors (see Figures 3, 4 & 5).   It is our intent to build 25,000 square feet of greenhouse on the existing subleased parcel so that our tenant can grow crops year round. This enables us to charge a higher lease rate as further explained in the sublease agreement attached to this Annual Report as Exhibit 10-3.

Inland Empire Hwy
nd Empire Hwy
N Hosko Rd
N Hosko Rd

Figure 3: 40 Acre Property in Prosser, Washington

Figure 4: View of Subleased Parcel during the growing season as seen from the Northwest

N Hosko Rd
N Hosko Rd
N Hosko Rd

Figure 5: Aerial view of subleased parcel showing greenhouses, warehouse, and perimeter fence

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

The company was originally organized for the purpose of acquiring and developing mineral claims (SIC Code: 1000).  On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC, a Washington State corporation, and in so doing, changed its business to that of  real estate development for the purpose of leasing land and agricultural buildings to licensed cannabis producers (SIC Code: 6519).

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

Land Lease

The company leases land from our Chief Operating Office for $1,000 per month and subleases it to licensed cannabis growers. For the year ending March 31, 2015, the company had accrued 9 months of lease payments starting in July 2014 as a result of the acquisition of River Ridge Sunshine Farms.  There was no land under lease in the year ending March 31, 2014.

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

Other than the financing provided by our Chief Operating Officer, all funds raised to date have come from only one investor, Lexington Ridge Holdings Inc. (“Lexington”).  At March 31, 2015, the balance owing to Lexington is $443,754.  These funds were used primarily for the construction of improvements on the subleased property and operating expenses.  The convertible notes accrue interest at a rate of 5% per annum and can be converted at the option of the debt holder at any time into common shares of the Company at a rate of $0.001 per share. This means with a current convertible debt of $443,754, Lexington could potentially convert this debt into 443,754,000 common shares of the company. As of March 31, 2015, Lexington had not converted any debt into shares. However, during the 12 months ended March 31, 2105, Lexington had assigned $64,500 of debt to others who elected to convert their debt into 64,500,000 common shares of the Company. Attached to this Annual Report as Exhibit 10-4 is a copy of the most recent convertible debt agreement between Lexington and the Company.  A prior convertible debt agreement between Lexington and the Company had identical terms and conditions.

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

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	(Restated) March 31, 2015	March 31, 2014

REVENUE
Rental income	$-	$-

EXPENSES
Land lease	9,000	-
Depreciation	3,588	-
Management fees	31,102,182	96,250
General and administrative	51,660	12,592
Interest	450,285	76,180
Professional fees	17,530	23,112
Repairs and maintenance	5,774	-
TOTAL OPERATING EXPENSES	31,640,018	208,134
NET LOSS FROM OPERATIONS	(31,640,018)	(208,134)
OTHER EXPENSE
Investment loss	(156,212)	-
Impairment of goodwill	(51,482,198)	-
TOTAL OTHER EXPENSE	(51,638,410)	-
NET LOSS	$(83,278,428)	$(208,134)

LOSS PER COMMON SHARE	$(0.19)	$(0.08)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	449,088,027	2,495,218

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

(Restated)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Par value	Additional Paid-in Capital	Accumulated deficit	Total
Balance as of March 31, 2013 (unaudited)	997,245	$ 997	$ 30,847,384	$ (30,904,489)	$ (56,107)
Shares issued for debt	106,458	106	141,918	-	142,024
Shares issued for services	56,042	56	67,194	-	67,250
Net loss for the period	-	-	-	(208,134)	(208,134)
Balance as of March 31, 2014	1,159,745	1,160	31,056,496	(31,112,623)	(54,967)
Shares issued in acquisition of subsidiary	62,000,000	62,000	51,398,000	-	51,460,000
Shares issued for convertible debt	64,500,000	64,500	432,309	-	496,809
Shares issued for services	13,222,222	13,222	31,058,999	-	31,072,222
Net loss for the period	-	-	-	(83,278,428)	(83,278,428)
Balance as of March 31, 2015	140,881,967	$ 140,882	$ 113,945,804	$ (114,391,051)	$ (304,365)

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

(formerly known as VIKING MINERALS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	(Restated) March 31, 2015	March 31, 2014

OPERATING ACTIVITIES
Net income (loss)	$(83,278,428)	$(208,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,588	-
Non-cash management fees	31,072,222	67,250
Non-cash interest expense	432,309	75,945
Non-cash impairment of goodwill	51,460,000
Investment loss	156,212	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	56,122	28,253
Deferred vendor incentive	(1,143)	5,336
Net cash used in operating activities	(99,118)	(31,350)

INVESTING ACTIVITIES
Investment in Indie Growers Union	(106,212)	(50,000)
Buildings and infrastructure	(292,900)	-
Net cash used in investing activities	(399,112)	(50,000)

FINANCING ACTIVITIES
Advances from related parties	70,390	5,405
Advances for convertible debt	432,309	75,945
Net cash provided by financing activities	502,699	81,350
Net change in cash	4,469	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$4,469	$-

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

The company was originally organized for the purpose of acquiring and developing mineral claims (SIC Code: 1000).  On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC, a Washington State corporation, and in so doing, changed its business to that of  real estate development for the purpose of leasing land and agricultural buildings to licensed cannabis producers (SIC Code: 6519).

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

The effect of the restatement to the Original Statements is set forth in this footnote.

Comparison of restated financial statements to financial statements as originally issued

CONSOLIDATED BALANCE SHEET

	March 31, 2015 (Original)	Adjustments	March 31, 2015 (Restated)

ASSETS
Current Assets
Cash	$4,469	$-	$4,469
Non-current assets
Buildings and infrastructure, net	289,312	-	289,312
Investments	-	-	-
Total non-current assets	289,312	-	289,312
TOTAL ASSETS	$293,780	$-	$293,780

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$79,808	$-	$79,808
Convertible notes payable	443,754	-	443,754
Total current liabilities	523,562	-	523,562
Long Term Liabilities
Deferred vendor incentive, net	4,192	-	4,192
Due to related parties	70,390	-	70,390
Total long term liabilities	74,583	-	74,583

TOTAL LIABILITIES, COMMITTMENTS AND CONTINGENCIES	598,145	-	598,145

STOCKHOLDERS’ DEFICIENCY
Common stock 400,000,000 shares authorized, at $0.001 par value; 140,881,967 shares issued and outstanding (1,159,745 as at March 31, 2014)	140,882	-	140,882
Additional paid-in capital	104,645,805	9,300,000	113,945,805
Accumulated deficit	(105,091,051	(9,300,000)	(114,391,051)

Total stockholders’ deficiency	(304,365)	-	(304,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$293,780	$-	$293,780

CONSOLIDATED INCOME STATEMENTS

	For the year ended
	March 31, 2015 (Original)	Adjustments	March 31, 2015 (Restated)

REVENUE
Rental income	$-	$-	$-

EXPENSES
Land lease	9,000	-	9,000
Depreciation	4,784	(1,196)	3,588
Management fees	31,102,182	-	31,102,182
General and administrative	58,072	(6,412)	51,660
Interest	450,285	-	450,285
Professional fees	24,530	(7,000)	17,530
Repairs and maintenance	13,364	(7,590)	5,774
TOTAL OPERATING EXPENSES	31,662,216	(22,198)	31,640,018
NET LOSS FROM OPERATIONS	(31,662,216)	22,198	(31,640,018)
OTHER EXPENSE
Investment loss	(156,212)	-	(156,212)
Impairment of goodwill	(42,160,000)	(9,322,198)	(51,482,198)
TOTAL OTHER EXPENSE	(42,316,212)	(9,322,198)	(51,638,410)
NET LOSS	$(73,978,428)	$(9,300,000)	$(83,278,428)

LOSS PER COMMON SHARE	$(0.16)	$(0.03)	$(0.19)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	449,088,027	-	449,088,027

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Original)

	Common Stock
	Shares	Par value	Additional Paid-in Capital	Accumulated deficit	Total
Balance as of March 31, 2014	1,159,745	$ 1,160	$ 31,056,496	$ (31,112,623)	$ (54,967)
Shares issued in acquisition of subsidiary	62,000,000	62,000	42,098,000	-	42,160,000
Shares issued for convertible debt	64,500,000	64,500	432,309	-	496,809
Shares issued for services	13,222,222	13,222	31,058,999	-	31,072,222
Net loss for the period	-	-	-	(73,978,428)	(73,978,428)
Balance as of March 31, 2015	140,881,967	$ 140,882	$ 104,645,804	$ (105,091,051)	$ (304,365)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Restated)

	Common Stock
	Shares	Par value	Additional Paid-in Capital	Accumulated deficit	Total
Balance as of March 31, 2014	1,159,745	$ 1,160	$ 31,056,496	$ (31,112,623)	$ (54,967)
Shares issued in acquisition of subsidiary	62,000,000	62,000	51,398,000	-	51,460,000
Shares issued for convertible debt	64,500,000	64,500	432,309	-	496,809
Shares issued for services	13,222,222	13,222	31,058,999	-	31,072,222
Net loss for the period	-	-	-	(83,278,428)	(83,278,428)
Balance as of March 31, 2015	140,881,967	$ 140,882	$ 113,945,804	$ (114,391,051)	$ (304,365)

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended
	March 31, 2015 (Original)	Adjustments	March 31, 2015 (Restated)

OPERATING ACTIVITIES
Net income (loss)	$(73,978,428)	$(9,300,000)	$(83,278,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,784	(1,196)	3,588
Non-cash management fees	31,072,222	-	31,072,222
Non-cash interest expense	432,309	-	432,309
Non-cash impairment of goodwill	42,160,000	9,300,000	51,460,000
Investment loss	156,212	-	156,212
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	56,122	-	56,122
Deferred vendor incentive	(1,143)	-	(1,143)
Net cash used in operating activities	(97,923)	(1,196)	(99,118)

INVESTING ACTIVITIES
Investment in Indie Growers Union	(106,212)	-	(106,212)
Buildings and infrastructure	(294,096)	1,196	(292,900)
Net cash used in investing activities	(400,308)	1,196	(399,112)

FINANCING ACTIVITIES
Advances from related parties	70,390	-	70,390
Advances for convertible debt	432,309	-	432,309
Net cash provided by financing activities	502,699	-	502,699
Net change in cash	4,469	-	4,469
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	$4,469	$-	$4,469

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

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer, who is also our principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2015. Based on this evaluation, we have concluded that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are accumulated and communicated to Company’s management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s annual report on internal control over financial reporting

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these are: (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books; (4) inability to get accounting information and schedules to our auditors in a timely manner.  As a result of these weaknesses, the Company had to restate its audited financial statements for the year ending March 31, 2015 to reflect an additional $9,300,000 in impairment losses. Furthermore, the company restated its quarterly report for the quarters ended June 30, 2014 and September 30, 2014 to correct a number of reporting errors including proper accounting for the acquisition of our subsidiary.  The company is now in the process of re-assessing its quarterly report for the quarter ended December 31, 2014 to determine what restatement may be required in that period.

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

As a result of these material weaknesses, management concluded that the Company did not maintain effective control over financial reporting as of March 31, 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

ITEM 12 -

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)

Security Ownership of Certain Beneficial Owners

The following table shows the beneficial ownership of our common stock as of March 31, 2015 by each person whom we know beneficially owns more than 5% of the outstanding shares.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. This rule deems a person to be a beneficial owner if that person has the right to acquire beneficial ownership within 60 days through, among other means, conversion of a security.  At March 31, 2015, we know of no shareholders, other than management, who have been issued more than 5% of our outstanding shares. However, at March 31, 2015, we owed Lexington Ridge Holdings Inc. (“Lexington”) $443,754 which, at the option of the Lexington, can be converted into common shares of the Company at a rate of $0.001 per share. This means that Lexington could at any time convert this debt into 443,754,000 common shares of the company as reflected in the following table:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percentage of Class[2]
Common Shares	Lexington Ridge Holdings Inc.[3] 1675 128 Street, Surrey, BC CANADA	443,754,000	75.9%

Note 1: Although deemed to have beneficial ownership for reporting purposes, Lexington only has the right to acquire these shares upon conversion of the debt.  Until such time as Lexington converts this debt into shares and the shares are issued, Lexington has no voting control over the securities.

Note 2: Rule 13d-3 deems any securities subject to conversion privileges to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Therefore, the percentage of class outstanding is based on the shares subject to conversion plus the 140,881,967 shares of common stock outstanding as of March 31, 2015.

Note 3: As a director of Lexington and the majority shareholder of Lexington’s parent company, Mr. C. William Lehner has voting and investment control over Lexington.  Mr. Lehner may be reached c/o Lexington at the above listed address.

(b)

Security Ownership of Management

The following table shows securities beneficially owned by our executive offers, directors, or any person who held either office in the last complete fiscal year as well as all such listed officers and directors as a group:

Title of Class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percentage of Class[2]
Common Shares	Robert Coleridge, President & Director c/o Coleridge Enterprises LLC 1685 H Street, Blaine, WA 98230	11,000,000	7.8%
Common Shares	Ricardo Esparza, Chief Operating Officer c/o River Ridge Sunshine Farms LLC P.O. Box 1288, Prosser, WA 99350	62,000,000	44.0%
Common Shares	Arnie Dewitt III, Former Director 3800 E University Ave. Des Moine, IA 50317	2,222,223	1.6%
Common Shares	All Officers and Directors as a group	75,222,223	53.4%

Note 1: The listed persons have sole voting power of the listed securities. However, the securities are subject to a lock-up agreement until July 2, 2016 at which time the listed persons will have sole investment power over the securities.

Note 2: The percentage of class beneficially owned is based on 140,881,967 shares of common stock outstanding as of March 31, 2015.

(c)

Changes in Control

We know of no arrangements which may at a subsequent date result in a change in control of the Company.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number

Description

3(i)

Articles of Incorporation*

3(ii)

Bylaws*

10-1

Share Exchange Agreement dated June 30, 2014 between Ricardo Esparza and Indie Growers Association (incorporated by reference to Form 8-K filed July 2, 2014)

10-2

Lease Agreement dated May 1, 2015 between Ricardo Esparza, Lismar Properties LLC and River Ridge Sunshine Farms LLC

10-3

Sublease Agreement dated May 1, 2015 between River Ridge Sunshine Farms LLC and Fourdub LLC with Addendum

10-4

Convertible Debt Agreement dated April 1, 2014 between Indie Growers Association and Lexington Ridge Holdings Inc.

Subsidiaries of the Registrant

Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer

Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer

*   Incorporated by reference to an exhibit on our Form SB-1 Registration Statement filed December 19, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A, Amendment No. 2, to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIE GROWERS ASSOCIATION

Date: November 13, 2015	/s/ Robert Coleridge
Robert Coleridge President

22