Form 10-K/A
period 2015-03-31
INDIE GROWERS ASSOCIATION
filed 2015-11-23
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

As of November 20, 2015, based on the last reported closing price of $0.126 for the Company’s common stock on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the approximately 65,160,437 shares held by non-affiliates was $8,210,215.

The number of shares outstanding of the registrant’s common stock as of November 23, 2015 is 140,881,967.

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

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 3 is to disclose in Item 2 – Properties the material terms of the Lease Agreement between Ricardo Esparza, Lismar Properties LLC and River Ridge Sunshine Farms LLC; and the material terms of the Sublease Agreement between River Ridge Sunshine Farms LLC and Fourdub LLC.

We have also updated the signature section of this Form 10-K/A, Amendment 3, to correct the signature block of our principal executive officer, principal accounting officer and director in accordance with General Instruction D(2)(a) of Form 10-K.

This Amendment No. 3 should be read in conjunction with the Company’s Form 10-K/A, Amendment No. 2, filed on November 16, 2015.

Table of Contents to Annual Report on Form 10-K/A, Amendment No. 3

For the Fiscal Year Ended March 31, 2015

		Page Number

	PART I
ITEM 2.	PROPERTIES	4
	PART IV
ITEM 15.	EXHIBITS	7

ITEM 2 - PROPERTIES

On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC, a Washington state corporation in exchange for 62,000,000 shares.  The acquisition was valued at $51,482,198, which is the closing market value of the shares of $0.83 per share on June 30, 2014, plus $22,197, which is the net book value of the assets and liabilities of River Ridge Sunshine Farms on the acquisition date. River Ridge Sunshine Farms LLC holds a 10 year lease on a 40 acre property.

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

Figure 1: Map of Washington State highlighting Benton County

The 40 acre property is owned substantially by our Chief Operations Officer, Ricardo Esparza, who has leased it to our subsidiary for a nominal monthly fee.   The principal terms of the lease agreement, attached to this Annual report as Exhibit 10-2, are as follows:

•

10 year initial term, renewable for an unlimited number of subsequent 10 year terms at rates to be negotiated; and

•

$1,000 per month, payable to Mr. Esparza, for each parcel subleased to licensed cannabis producers.

Thus far, our subsidiary has subleased one 3.86 acre parcel at 22604 Hosko Road in the city of Prosser to Fourdub LLC, a licensed Tier 3 Producer (see Figure 2 – following page).

Figure 2: Leased Land Parcels (Subleased parcel highlighted)

The principal terms of the sublease agreement, attached to this Annual report as Exhibit 10-3, are as follows:

•

5 year initial term, renewable for an unlimited number of subsequent 5 year terms at rates to be negotiated;

•

$2.50 per square foot per month for 21,000 square feet of garden canopy based on existing improvements and outdoor growing;

•

Upon completion of greenhouse construction of suitable size to accommodate year round indoor growing, rent will increase to $9.52 per square foot per month for 21,000 square feet of garden canopy;

•

If the Company fails to complete the greenhouse construction, the tenant may terminate the lease, without penalty, before the end of the initial term; and

•

Payment of rent was deferred until November 1, 2015 to allow time for tenant to harvest and sell their first crop.

The existing subleased parcel currently includes perimeter fencing, security cameras, septic system, water supply, two small greenhouses, and an administration/warehouse building. The large open space within the fenced area is used for growing outdoor s (see Figures 3, 4 & 5 on the following page). Construction of a large greenhouse, as contemplated by the sublease agreement summarized above, has not commenced as we are still seeking financing.  In addition, we will be seeking legal advice to determine the impact, if any, of recent zoning changes within the county.

Inland Empire Hwy
nd Empire Hwy
N Hosko Rd
N Hosko Rd

Figure 3: 40 Acre Property in Prosser, Washington

Figure 4: View of Subleased Parcel during the growing season as seen from the Northwest

N Hosko Rd
N Hosko Rd
N Hosko Rd

Figure 5: Aerial view of subleased parcel showing greenhouses, warehouse, and perimeter fence

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number

Description

3(i)

Articles of Incorporation*

3(ii)

Bylaws*

10-1

Share Exchange Agreement dated June 30, 2014 between Ricardo Esparza and Indie Growers Association (incorporated by reference to Form 8-K filed July 2, 2014)

10-2

Lease Agreement dated May 1, 2015 between Ricardo Esparza, Lismar Properties LLC and River Ridge Sunshine Farms LLC**

10-3

Sublease Agreement dated May 1, 2015 between River Ridge Sunshine Farms LLC and Fourdub LLC with Addendum**

10-4

Convertible Debt Agreement dated April 1, 2014 between Indie Growers Association and Lexington Ridge Holdings Inc.**

21

Subsidiaries of the Registrant**

31

Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer

32

Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer

*   Incorporated by reference to an exhibit on our Form SB-1 Registration Statement filed December 19, 2006.

** Incorporated by reference to Form 10-K/A, Amendment 2, filed November 16, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A, Amendment No. 3, to be signed on its behalf by the undersigned, thereunto duly authorized.

INDIE GROWERS ASSOCIATION

Date: November 23, 2015	/s/ Robert Coleridge
Robert Coleridge Principal Executive Officer, Principal Financial Officer, and Director