Form 10-Q
period 2015-09-30
INDIE GROWERS ASSOCIATION
filed 2015-12-21
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

140,881,967 common shares as of December 11, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDIE GROWERS ASSOCIATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	March 31, 2015
	(UNAUDITED)
ASSETS
Current Assets
Cash	$317	$4,469
Accounts Receivable	252,500	-
Current portion of deferred tenant inducement	6,000	-
Total current assets	258,817	4,469
Non-current assets
Buildings and infrastructure, net	285,200	289,312
Deferred tenant inducement	21,500	-
Total non-current assets	306,700	289,312
TOTAL ASSETS	$565,517	$293,780

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$95,466	$79,808
Convertible notes payable	503,444	443,754
Total current liabilities	598,910	523,562
Long Term Liabilities
Due to related parties	72,845	70,390
Deferred vendor incentive, net	3,621	4,192
Total long term liabilities	76,466	74,583

TOTAL LIABILITIES	675,376	598,145
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common stock 400,000,000 shares authorized, at $0.001 par value; 140,881,967 shares issued and outstanding	140,882	140,882
Additional paid-in capital	114,005,495	113,945,805
Accumulated deficit	(114,256,235)	(114,391,051)
Total stockholders’ deficiency	(109,858)	(304,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$565,517	$293,780

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the 3 Months ended		For the 6 Months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUE
Rental income	$156,000	$-	$260,000	$-

EXPENSES
Land lease	3,000	3,000	6,000	3,000
Depreciation	2,454	1,196	4,908	1,196
Management fees	2,500	2,930	6,540	31,093,482
General and administrative	9,447	18,192	15,227	25,048
Interest	23,975	153,295	71,879	399,715
Professional fees	7,428	6,570	19,288	14,935
Repairs and maintenance	90	4,512	1,341	5,065
TOTAL OPERATING EXPENSES	48,893	189,695	125,184	31,542,441
NET INCOME (LOSS) FROM OPERATIONS	107,107	(189,695)	134,816	(31,542,441)
OTHER EXPENSE
Investment loss	-	-	-	(156,212)
Impairment of goodwill	-	-	-	(51,482,198)
TOTAL OTHER EXPENSE	-	-	-	(51,638,410)
NET INCOME (LOSS)	$107,107	$(189,695)	$134,816	$(83,180,850)

GAIN (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.24)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	614,122,962	340,756,360	614,122,962	340,756,360

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the 6 Months Ended
	September 30, 2015	September 30, 2014

OPERATING ACTIVITIES
Net income (loss)	$134,816	$(83,180,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash management fees	-	31,072,222
Non-cash interest expense	59,690	392,279
Non-cash impairment of goodwill	-	51,460,000
Depreciation	4,908	1,196
Investment loss	-	156,212
Changes in operating assets and liabilities:
Accounts receivable	(252,500)	-
Deferred tenant inducement	(27,500)	-
Accounts payable and accrued liabilities	15,657	69,033
Deferred vendor incentive	(572)	(572)
Net cash used in operating activities	(65,500)	(30,480)

INVESTING ACTIVITIES
Investment in Indie Growers Union	-	(106,212)
Buildings and infrastructure	(796)	(288,072)
Net cash used in investing activities	(796)	(394,284)

FINANCING ACTIVITIES
Advances from related parties	2,455	44,609
Advances for convertible debt, net	59,690	392,279
Net cash provided by financing activities	62,145	436,888
Net change in cash	(4,151)	12,124
CASH, BEGINNING OF PERIOD	4,469	-
CASH, END OF PERIOD	$317	$12,124

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2015

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended March 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2015 included in the Company’s report on Form 10-K.

At September 30, 2015, the Company had a working capital deficit, stockholders’ deficit and operating losses for the past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.   While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of 3 and 6 months ended September 30, 2015.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC, a Washington state corporation in exchange for 62,000,000 shares.  The market value of the Company’s shares on the July 15, 2014, the date the shares were issued, was $0.68 per share thereby valuing the acquisition at $42,160,000.  River Ridge Sunshine Farms LLC holds a 10 year lease on a 40 acre property which will be subleased to licensed cannabis producers.  However, no revenue was generated from leases in the year ended March 31, 2014 so the company determined that the value of this acquisition should be fully impaired.  An impairment of goodwill has been recorded in the consolidated statement of operations effective as of the date of acquisition.

4. ASSET DEPRECIATION

September 30, 2015	Cost	Accumulated Depreciation	Net Book Value
Buildings and infrastructure	$ 294,892	$ (9,692)	$ 285,200

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

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the 3 months ended September 30, 2015, the company incurred land lease costs of $3,000 payable to our Chief Operating Officer.

7. RENTAL INCOME

During the 3 months ended September 30, 2015, the company earned $156,000 in rental income from a tenant who subleased one of our properties on May 1, 2015.  However, lease payments have been deferred until the tenant is able to sell their crops.

8. TENANT INDUCEMENTS

As an inducement for our current tenant to sublease one of our properties, we purchased $30,000 of agricultural materials and provided them free of charge to the tenant. This has been recorded as a deferred vendor inducement on the consolidated balance sheet. It has been amortized on a straight line basis over the contract term of 5 years such that each quarter’s portion of the inducement will be offset against rental income in the consolidated statement of operations.  For the 3 months ended September 30, 2015, $1,500 was offset against rental income.

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

10. CONVERTIBLE PROMISSORY NOTES

As of September 30, 2015, the Company had accumulated $503,444 in convertible promissory notes. The notes are due on demand, bear interest at 5%, are unsecured, and are convertible at $0.001.

During the three months ended September 30, 2015, $17,380 of convertible notes were issued which had beneficial conversion features with intrinsic values in excess of the principal balance. As a result, the Company recorded debt discounts of $17,380. In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense during the period.

The amount of accrued interest payable on these notes was $29,292 as of September 30, 2015 and is included in Accounts Payable and Accrued Liabilities.

If the balance outstanding was converted into common shares, the amount of shares to be issued would be 503,444,000 common shares.  The weighted average number of shares outstanding has been computed as if these shares were issued on the date the funds were advanced to the Company as follows:

Date	Issued Shares Outstanding	Potentially Dilutive Shares	Days	Weighting	Weighted Average Shares
31-Mar-15	140,881,967	443,754,000	183	1.00	584,635,967
30-Apr-15		785,000	153	0.84	656,311
28-May-15		10,000,000	125	0.68	6,830,601
31-May-15		2,595,000	122	0.67	1,730,000
17-Jun-15		395,000	105	0.57	226,639
30-Jun-15		28,535,000	92	0.50	14,345,464
30-Jul-15		10,000,000	62	0.34	3,387,978
31-Jul-15		6,930,000	61	0.33	2,310,000
30-Sep-15		450,000	-	-	-
	140,881,967	503,444,000			614,122,962

11. SUBSEQUENT EVENTS

In November 2015, the company secured an additional $7,500 of convertible debt financing.

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

Results of Operations

The Three Months Ended September 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

The company has recorded rental income of $156,000 from a tenant who entered into a 5 year lease commencing May 1, 2015 compared to $nil rental income during the same period in the prior year.  Payment of the lease has been deferred until the tenant is able to sell its crops.

Land Lease

The company leases our land from our Chief Operating Officer for $1,000 per month. For the three months ending September 30, 2015 and 2014, the company had accrued 3 months of lease payments.  These lease payments are accruing and recorded in Accounts Payable and Accrued Liabilities.

Management Fees

The Company incurred $2,500 in management fees in the three months ending September 30, 2015 compared to $2,930 for the same period in the prior year.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $9,447 and $18,192 for the 3 months ended September 30, 2015 and 2014, respectively. The decrease in general and administrative expenses was due to a general reduction of spending across most categories.

For the quarter ended September 30, 2015, our G&A consisted of $1,778 of fees paid to our transfer agent, $2,500 for on-site security, $1,130 in filing fees, $805 in telephone expenses, $1,077 on insurance, and numerous other small administrative costs.

Interest Expense

During the three months ended September 30, 2015, we recorded interest expenses of $23,975 compared to $153,295 in the same period in the prior year. This decrease is attributable entirely to the decrease in convertible debt financing received by the company and the beneficial conversion factor of these financings.

Professional Fees

During the three months ended September 30, 2015, we incurred professional fees of $7,428 compared to $6,570 for the same period in prior year.  We anticipate our costs will remain consistently at these levels each quarter.

Repairs and maintenance

During the three months ended September 30, 2015, we incurred repairs and maintenance costs of $90 compared to $4,512 for the same period in the prior year. Many of the costs in the prior year were as a result of the construction project we had undertaken.  With that phase of construction completed, repair & maintenance costs were minimal.

Non-operating Expenses

For the three months ending September 30, 2015 and 2014, we had no non-operating expenses.

The Six Months Ended September 30, 2015 Compared to the Six Months Ended September 30, 2014

Revenues

The company has recorded rental income of $260,000 from a tenant who entered into a 5 year lease commencing May 1, 2015 compared to $nil rental income during the same period in the prior year.  Payment of the lease has been deferred until the tenant is able to sell its crops.

Land Lease

The company leases our land from our Chief Operating Officer for $1,000 per month. For the six months ending September 30, 2015, the company had accrued 6 months of lease payments. For the six months ending September 30, 2104, the company had accrued 3 months of lease payments from July 1, 2014 to September 30, 2014.

Management Fees

The Company incurred $6,540 in management fees in the six months ending September 30, 2015 compared to $31,090,552 for the same period in the prior year.  The management fees incurred during the 6 months ending September 30, 2014 were primarily stock based so market price was used to value the compensation as follows:

# of shares issued	Issue date	Market price per share	Value
13,222,222	5/2/2014	$ 2.35	$31,072,222

General and Administrative Expenses

General and administrative expenses (“G&A”) were $15,227 and $25,048 for the 6 months ended September 30, 2015 and 2014, respectively. The decrease in general and administrative expenses was due to a general reduction of spending across most categories. Of particular note is the $5664 spent on advertising and promotion in 2014 which was not required in 2015.

For the six months ended September 30, 2015, our G&A consisted of $4,155 of fees paid to our transfer agent, $1,550 in automobile expenses, $2,025 in filing fees, $1,764 in telephone expenses, $2,672 for on-site security, $1,435 on insurance, and numerous other small administrative costs.

Interest Expense

During the six months ended September 30, 2015, we recorded interest expenses of $71,879 compared to $399,715 in the same period in the prior year. This decrease is attributable entirely to the decrease in convertible debt financing received by the company and the beneficial conversion factor of these financings.

Professional Fees

During the six months ended September 30, 2015, we incurred professional fees of $19,288 compared to $14,935 for the same period in prior year. This increase can be attributed to the Company addressing the filing deficiencies identified by the Securities and Exchange Commission.

Repairs and maintenance

During the six months ended September 30, 2015, we incurred repairs and maintenance costs of $1,341 compared to $5,065 for the same period in the prior year. Many of the costs in the prior year were as a result of the construction project we had undertaken.  With that phase of construction completed, repair & maintenance costs have dropped significantly.

Non-operating Expenses

For the six months ending September 30, 2015, we had no non-operating expenses compared to $51,638,410 for the same period in the prior year.  In 2014, we wrote off $156,212 of a $185,000 investment in Indie Growers Union LLC as we were only able to recover $28,778 of the funds we had advanced once we cancelled the acquisition.  In addition, we determined that our acquisition of our subsidiary should be fully impaired because the acquisition failed to generate any revenue during that year.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three and six months ended September 30, 2015, we generated a modest profit of $107,107 and 134,816, respectively, from our operating activities. However, as of September 30, 2015, we still had a working capital deficit of $340,093 and an accumulated deficit of $114,256,235.  Our ability to continue as a going concern is dependent upon our ability to continue to generate profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the 6 months ended September 30, 2015 and 2014, was $65,500 and $30,480, respectively. We expect this to improve significantly once our tenant is able to make payments on their lease.

Net cash used in investing activities for the 6 months ended September 30, 2015 and 2014, was $796 and $394,284, respectively. This decrease can be attributed to the completion of the first phase of the construction project by our subsidiary.

Net cash provided by financing activities for the six months ended September 30, 2015 and 2014, was $62,145 and $426,888, respectively. The decrease can be attributed to a reduction of our cash needs since the completion of the first phase of the construction project by our subsidiary.

During the next 6-12 months, we anticipate that we will spend a minimum of $1 million on the construction of greenhouses and other agricultural buildings.  However, we must obtain additional financing to do so and so far we have been unable to obtain sufficient funding on terms that are favorable to us. Furthermore, we may not be able to generate adequate revenues to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2015, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework. Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of September 30, 2015.

Our CEO concluded we have a material weakness due to: (i) lack of a functioning audit committee; (ii) lack of outside directors on our board of directors; (iii) ineffective oversight in the establishment and monitoring of required internal controls and procedures; (iv) inadequate segregation of duties because of lack of staff; and (v) ineffective controls over period end financial disclosure and reporting processes. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Notwithstanding the identified material weaknesses, our management believes these consolidated financial statements fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INDIE GROWERS ASSOCIATION

Date: December 14, 2015	/s/ Robert Coleridge
Robert Coleridge Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

15