Form 10-Q
period 2015-12-31
INDIE GROWERS ASSOCIATION
filed 2016-03-23
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

148,160,437 common shares as of March 16, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDIE GROWERS ASSOCIATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(UNAUDITED)
ASSETS
Current Assets
Cash	$153	$4,469
Accounts Receivable, net of allowances	205,000	-
Current portion of deferred tenant inducement	6,000	-
Total current assets	211,153	4,469
Non-current assets
Buildings and infrastructure, net	282,746	289,312
Deferred tenant inducement	20,000	-
Total non-current assets	302,746	289,312
TOTAL ASSETS	$513,899	$293,780

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$119,219	$79,808
Convertible notes payable	511,849	443,754
Total current liabilities	631,068	523,562
Long Term Liabilities
Due to related parties	78,960	70,390
Deferred vendor incentive, net	3,335	4,192
Total long term liabilities	82,295	74,583

TOTAL LIABILITIES	713,363	598,145

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock 400,000,000 shares authorized, at $0.001 par value; 140,382,659 shares issued and outstanding (March 31, 2015: 140,881,967)	140,383	140,882
Additional paid-in capital	114,013,400	113,945,805
Accumulated deficit	(114,353,246)	(114,391,051)
Total stockholders’ equity (deficiency)	(199,465)	(304,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$513,899	$293,780

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the 3 Months ended		For the 9 Months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

REVENUE
Rental income	$156,000	$-	$416,000	$-

EXPENSES
Land lease	3,000	3,000	9,000	6,000
Depreciation	2,454	1,196	7,362	2,392
Bad debt expense	68,333	-	205,000	-
Management fees	-	4,900	6,540	31,098,382
General and administrative	12,056	6,724	28,130	32,907
Interest	14,540	27,821	86,022	426,989
Professional fees	15,405	1,200	34,693	16,135
Repairs and maintenance	106	171	1,447	4,649
TOTAL OPERATING EXPENSES	115,894	45,013	378,195	31,587,453
NET INCOME (LOSS) FROM OPERATIONS	40,106	(45,013)	37,805	(31,587,453)
OTHER EXPENSE
Investment loss	-	-	-	(156,212)
Impairment of goodwill	-	-	-	(51,482,198)
TOTAL OTHER EXPENSE	-	-	-	(51,638,410)
NET INCOME (LOSS)	$40,106	$(45,013)	$37,805	$(83,225,863)

GAIN (LOSS) PER COMMON SHARE	$0.00	$(0.00)	$0.00	$(0.27)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	633,406,437	307,904,553	633,406,437	307,904,553

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the 9 Months Ended
	December 31, 2015	December 31, 2014

OPERATING ACTIVITIES
Net income (loss)	$37,805	$(83,225,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash management fees	-	31,072,222
Non-cash interest expense	67,595	414,824
Non-cash impairment of goodwill	-	51,460,000
Depreciation	7,362	2,392
Investment loss	-	156,212
Changes in operating assets and liabilities:
Accounts receivable	(205,000)	-
Deferred tenant inducement	(26,000)	-
Accounts payable and accrued liabilities	39,411	44,455
Deferred vendor incentive	(858)	(858)
Net cash used in operating activities	(79,685)	(76,616)

INVESTING ACTIVITIES
Investment in Indie Growers Union	-	(106,212)
Buildings and infrastructure	(796)	(290,043)
Net cash used in investing activities	(796)	(396,255)

FINANCING ACTIVITIES
Advances from related parties	8,570	59,786
Advances for convertible debt, net	67,595	414,824
Net cash provided by financing activities	76,165	474,610
Net change in cash	(4,316)	1,739
CASH, BEGINNING OF PERIOD	4,469	-
CASH, END OF PERIOD	$153	$1,739

The accompanying notes are an integral part of these consolidated financial statements.

INDIE GROWERS ASSOCIATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2015

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K/A of the Company for the year ended March 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended December31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2015 included in the Company’s report on Form 10-K/A.

At December 31, 2015, the Company had a working capital deficit and stockholders’ deficit. The company has started to generate income although it has not yet collected on receivables. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.   While the Company is generating revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of 3 and 9 months ended December 31, 2015.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

4. ASSET DEPRECIATION

December 31, 2015	Cost	Accumulated Depreciation	Net Book Value
Buildings and infrastructure	$ 294,892	$ (12,146)	$ 282,746

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

On August 14, 2014, the company issued 62,000,000 shares of its common stock for $62,000 of convertible debt. The stock was valued at par value in accordance with the convertible debt agreement.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the 3 months ended December 31, 2015, the company incurred land lease costs of $3,000 payable to our Chief Operating Officer.

7. RENTAL INCOME

During the 3 and 9 months ended December 31, 2015, the company recorded $156,000 and $416,000, respectively, in rental income from a tenant who subleased one of our properties on May 1, 2015. However, lease payments were deferred until the tenant was able to sell their crops.   This was originally expected to take place in Q1 of 2016.

However, there is an over-supply of cannabis in Washington State resulting in a significant drop in prices which will likely result in a further delay in receiving payment until late Q2 or Q3 when prices are expected to recover.  Furthermore, the Company anticipates it will have to renegotiate the terms of the lease to account for lower prices and apply it retroactively to the amounts owed by the tenant. Therefore, the company has allowed for a 50% discount ($68,333 and $205,000 for the three and nine months ending December 31, 2015, respectively) off the current accounts receivable and applied it to Bad Debt Expense.

The outstanding lease payments are unsecured as the Company is unable, under State regulations, to take possession or sell the inventory of cannabis.

Under the sublease agreement with the tenant, the Company was required to build approximately 21,000 square feet of greenhouses so the tenant could produce year round.  The Company was unable to meet this obligation thereby allowing the tenant to terminate the lease after December 31, 2015 without penalty.

8. TENANT INDUCEMENTS

As an inducement for our current tenant to sublease one of our properties, we purchased $30,000 of agricultural materials and provided them free of charge to the tenant. This has been recorded as a deferred vendor inducement on the consolidated balance sheet. It has been amortized on a straight line basis over the contract term of 5 years such that each quarter’s portion of the inducement will be offset against rental income in the consolidated statement of operations.  For the 3 and 9 months ended December 31, 2015, $1,500 and $4,500, respectively, was offset against rental income.

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

10. CONVERTIBLE PROMISSORY NOTES

As of December 31, 2015, the Company had accumulated $443,754 in convertible promissory notes. The notes are due on demand, bear interest at 5%, are unsecured, and are convertible at $0.001.

During the three months ended December 31, 2015, $7,905 of convertible notes were issued which had beneficial conversion features with intrinsic values in excess of the principal balance. As a result, the Company recorded debt discounts of $7,905. In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense during the period.

The amount of accrued interest payable on these notes was $35,927 as of December 31, 2015 and is included in Accounts Payable and Accrued Liabilities.

If the balance outstanding was converted into common shares, the amount of shares to be issued would be 511,849,000 common shares.  The weighted average number of shares outstanding has been computed as if these shares were issued on the date the funds were advanced to the Company.

11. SUBSEQUENT EVENTS

On January 13, 2016, the Company issued 7,777,778 restricted shares to its Director, Robert Coleridge, for payment of management fees for 2016. The market value of the Company’s shares on January 13, 2106 was $0.03per share, thereby valuing the management fees at $233,333.

On January 25, 2016, the Company entered into a agreement to acquire 100% of the outstanding shares of Teascom UK Limited, the patent holder of a new generation of data encryption algorithms. The acquisition is expected to close on or before April 15, 2016.

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

Results of Operations

The Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Revenues

The company has recorded rental income of $156,000 from a tenant who entered into a 5 year lease commencing May 1, 2015 compared to $nil rental income during the same period in the prior year.  Payment of the lease has been deferred until the tenant is able to sell its crops. This was originally expected to take place in Q1 of 2016.  However, there is an over-supply of cannabis in Washington State resulting in a significant drop in prices which will likely result in a further delay in receiving payment until late Q2 or Q3 when prices are expected to recover.

Bad Debts

To account for the over-supply of cannabis and the resulting drop in prices, the Company anticipates it will have to renegotiate the terms of the lease and apply it retroactively to the amounts owed by the tenant.  Therefore, the company has allowed for a discount of 50% off the current accounts receivable and applied $68,333 to Bad Debt Expense.

Land Lease

The company leases our land from our Chief Operating Officer for $1,000 per month. For the three months ending December 31, 2015 and 2014, the company had accrued 3 months of lease payments.  These lease payments are accruing and recorded in Accounts Payable and Accrued Liabilities.

Management Fees

The Company incurred $nil in management fees in the three months ending December 31, 2015 compared to $4,900 for the same period in the prior year.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $12,056 and $6,724 for the 3 months ended December 31, 2015 and 2014, respectively. The increase in general and administrative expenses was to an increase in security costs related to having an active tenant on the property as well as an increase in SEC filing fees for restating our financials.

For the quarter ended December 31, 2015, our G&A consisted of $1,178 of fees paid to our transfer agent, $3,737 for on-site security, $3,735 in filing fees, and numerous other small administrative costs.

Interest Expense

During the three months ended December 31, 2015, we recorded interest expenses of $14,540 compared to $86,022 in the same period in the prior year. This decrease is attributable entirely to the decrease in convertible debt financing received by the company and the beneficial conversion factor of these financings.

Professional Fees

During the three months ended December 31, 2015, we incurred professional fees of $15,405 compared to $1,200 for the same period in prior year.  This increase resulted from accounting fees required to review and restate our financials.

Non-operating Expenses

For the three months ending December 31, 2015 and 2014, we had no non-operating expenses.

The Nine Months Ended December 31, 2015 Compared to the Nine Months Ended December 31, 2014

Revenues

The company has recorded rental income of $416,000 from a tenant who entered into a 5 year lease commencing May 1, 2015 compared to $nil rental income during the same period in the prior year.  Payment of the lease has been deferred until the tenant is able to sell its crops. This was originally expected to take place in Q1 of 2016.  However, there is an over-supply of cannabis in Washington State resulting in a significant drop in prices which will likely result in a further delay in receiving payment until late Q2 or Q3 when prices are expected to recover.

Bad Debts

To account for the over-supply of cannabis and the resulting drop in prices, the Company anticipates it will have to renegotiate the terms of the lease and apply it retroactively to the amounts owed by the tenant.  Therefore, the company has allowed for a discount of 50% off the current accounts receivable and applied $205,000 to Bad Debt Expense.

Land Lease

The company leases our land from our Chief Operating Officer for $1,000 per month. For the nine months ending December 31, 2015, the company had accrued 9 months of lease payments. For the nine months ending December 31, 2104, the company had accrued 6 months of lease payments from July 1, 2014 to December 31, 2014.

Management Fees

The Company incurred $6,540 in management fees in the nine months ending December 31, 2015 compared to $31,098,382 for the same period in the prior year.  The management fees incurred during the 9 months ending December 31, 2014 were primarily stock based so market price was used to value the compensation as follows:

# of shares issued	Issue date	Market price per share	Value
13,222,222	5/2/2014	$ 2.35	$31,072,222

General and Administrative Expenses

General and administrative expenses (“G&A”) were $28,130 and $32,907 for the 9 months ended December 31, 2015 and 2014, respectively. The decrease in general and administrative expenses was due to a decrease in filing and other office expenses during this period.

For the nine months ended December 31, 2015, our G&A consisted of $4,234 of fees paid to our transfer agent, $2,053 in automobile expenses, $5,760 in filing fees, $2,410 in telephone expenses, $6,408 for on-site security, $2,127 on insurance, and numerous other small administrative costs.

Interest Expense

During the nine months ended December 31, 2015, we recorded interest expenses of $86,022 compared to $426,989 in the same period in the prior year. This decrease is attributable entirely to the decrease in convertible debt financing received by the company and the beneficial conversion factor of these financings.

Professional Fees

During the nine months ended December 31, 2015, we incurred professional fees of $33,393 compared to $14,935 for the same period in prior year. This increase can be attributed to the Company addressing filing deficiencies identified by the Securities and Exchange Commission.

Repairs and maintenance

During the nine months ended December 31, 2015, we incurred repairs and maintenance costs of $1,447 compared to $4,649 for the same period in the prior year. Many of the costs in the prior year were as a result of the construction project we had undertaken.  With that phase of construction completed, repair & maintenance costs have dropped significantly.

Non-operating Expenses

For the nine months ending December 31, 2015, we had no non-operating expenses compared to $51,638,410 for the same period in the prior year.  In 2014, we wrote off $156,212 of a $185,000 investment in Indie Growers Union LLC as we were only able to recover $28,778 of the funds we had advanced once we cancelled the acquisition.  In addition, we determined that our acquisition of our subsidiary should be fully impaired because the acquisition failed to generate any revenue during that year.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three and nine months ended December 31, 2015, we generated a modest profit of $40,106 and 37,805, respectively, from our operating activities. However, as of December 31, 2015, we still had a working capital deficit of $419,915 and an accumulated deficit of $114,353,246.  Our ability to continue as a going concern is dependent upon our ability to continue to generate profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the 9 months ended December 31, 2015 and 2014, was $79,685 and $76,616, respectively. We expect this to improve significantly once our tenant is able to make payments on their lease.

Net cash used in investing activities for the 9 months ended December 31, 2015 and 2014, was $796 and $396,255, respectively. This decrease can be attributed to the completion of the construction project by our subsidiary.

Net cash provided by financing activities for the 9 months ended December 31, 2015 and 2014, was $76,165 and $474,610, respectively. The decrease can be attributed to a reduction of our cash needs since the completion of the construction project by our subsidiary.

It is our intent to start a new phase of construction in the next 12 months. However, we must obtain additional financing to do so and so far we have been unable to obtain sufficient funding on terms that are favorable to us. Furthermore, we may not be able to generate adequate revenues to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2015, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework. Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Mine Safety Procedures

N/A

Item 5. Other Information

Change of Control of the Registrant

As reported by the Company on Form 8-K filed on March 1, 2016, the Company entered into a agreement to acquire 100% of the outstanding shares of Teascom UK Limited (“Teascom”), the patent holder of a new generation of data encryption algorithms.

If the transaction closes as expected on April 15, 2016, the Company will issue 50,000,000 shares of the Company to the shareholders of Teascom and appoint two new members to the Board of Directors.  This would result in a change of control of the Company.

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

INDIE GROWERS ASSOCIATION

Date: March 21, 2016	/s/ Robert Coleridge
Robert Coleridge Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director