Form 10-K
period 2016-03-31
NEXGEN APPLIED SOLUTIONS INC
filed 2016-08-25
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

Commission file number 333-175146

NEXGEN APPLIED SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0492900
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

311 Division Street

Carson City, NV 89703

(Address of principal executive offices)

888-648-0488

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      .   Accelerated filer      .   Non-accelerated filer      .   Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes      . No  X .

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of August 24, 2016: $244,525

As of August 24, 2016, the registrant’s outstanding stock consisted of 52,633,027 common shares.

Table of Contents to Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2016

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

Nexgen Applied Solutions Inc. ("Nexgen" or the "Company") was organized under the laws of the State of Nevada on March 24, 2006. The company was originally organized for the purpose of acquiring and developing mineral claims (SIC Code: 1000). However, on April 14, 2014, the Company completed a name change from Viking Minerals Inc. to Nexgen Applied Solutions Inc. to pursue business opportunities in agriculture, specifically supporting the cannabis industry production. On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC, a Washington State corporation, which holds a lease on 40 acres of agricultural land in Benton County, Washington. The company intends to develop the land for the purpose of subleasing the land and agricultural buildings to licensed cannabis producers (SIC Code: 6519) in Washington State.

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

Currently we have only one tenant leasing from us. Our revenue is generated solely from the rent paid by this client so we are dependent on the success of our tenant in order to generate revenue. The product could suffer mold or mildew during any stage of the production cycle from planting, growing, harvesting, and drying. Furthermore, the product could fail the State mandated tests for any number of reasons. Any of these situations would render the product unsellable. Until the product is sold by our tenant, our tenant is unlikely to have sufficient financial resources to meet the obligations of their lease.

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

On March 31, 2016, the company had one employee: our director, Robert Coleridge

ITEM 1A - RISK FACTORS

As a smaller reporting company we are not required to provide this information.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC, a Washington state corporation in exchange for 62,000,000 shares. The acquisition was valued at $51,482,197, which is the closing market value of the shares of $0.83 per share on June 30, 2014, plus $22,197, which is the net book value of the assets and liabilities of River Ridge Sunshine Farms on the acquisition date. River Ridge Sunshine Farms LLC holds a 10 year lease on a 40 acre property.

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

Figure 1: Map of Washington State highlighting Benton County

The 40 acre property is owned by our former Chief Operations Officer, Ricardo Esparza, who has leased it to our subsidiary for a nominal monthly fee. The principal terms of the lease agreement are as follows:

•

10 year initial term, renewable for an unlimited number of subsequent 10 year terms at rates to be negotiated; and

•

$1,000 per month, payable to Mr. Esparza, for each parcel subleased to licensed cannabis producers.

Thus far, our subsidiary has subleased one 3.86 acre parcel at 22604 Hosko Road in the city of Prosser to Fourdub LLC, a licensed Tier 3 Producer.

Figure 2: Leased Land Parcels (Subleased parcel highlighted)

The original terms of the sublease agreement were as follows:

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

The existing subleased parcel currently includes perimeter fencing, security cameras, septic system, water supply, two small greenhouses, and an administration/warehouse building. The large open space within the fenced area is used for growing crops outdoors (see Figures 3, 4 & 5 on following page). Construction of a large greenhouse, as contemplated by the sublease agreement summarized above, has not commenced as we are still seeking financing. In addition, we will be seeking legal advice to determine the impact, if any, of recent zoning changes within the county.

In the 2015 growing season, the tenant’s crop yield was lower than expected and prices had dropped such that the tenant was unable to meet their lease commitments. The Company decided to waive rent for that season and, effective May 1, 2016, the terms of the lease were modified as follows:

•

$0.63 per square feet of garden canopy;

•

Minimum payment of $3,000 per month towards the lease with the balance accruing until the tenant sells their crop;

•

Tenant pays for all utilities and ground maintenance at the property.

The addendum to the sublease agreement is attached to this Annual Report as Exhibit 10-4.

Inland Empire Hwy
N Hosko Rd

Figure 3: 40 Acre Property in Prosser, Washington

Figure 4: View of Subleased Parcel during the growing season as seen from the Northwest

N Hosko Rd
N Hosko Rd

Figure 5: Aerial view of subleased parcel showing greenhouses, warehouse, and perimeter fence

ITEM 3 - LEGAL PROCEEDINGS

On February 29, 2016, the Company reported that it had entered into a share exchange agreement to acquire 100% of the outstanding shares of Teascom UK Limited (“Teascom”). The acquisition was expected to close on April 15, 2016. On April 7, 2016, Secure Channels Inc. (the “Plaintiff”) filed a complaint in the Superior Court of California alleging that Teascom was in breach of a contract over the Plaintiff’s planned use of the intellectual property owned by Teascom. A hearing on this matter was held on April 11, 2016. The court dismissed the lawsuit but granted leave for the Plaintiff to amend their complaint and re-file. With the uncertainty surrounding the lawsuit, the Company and Teascom mutually agreed to terminate the share exchange agreement effective April 13, 2016.

Even with the termination of the share exchange agreement, the Plaintiff amended and refiled the lawsuit on April 23, 2016, specifically alleging that the Company and Robert Coleridge conspired with Teascom to breach the Plaintiff’s contract with Teascom. The matter was heard on July 11, 2016 before the Orange County Superior Court of California which granted our motion to quash.

We are not aware of any other pending or threatened legal actions to which we are a party or of which our property is the subject that would, if determined adversely to us, have a material adverse effect on our business and operations.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “NEXG.” The following is a summary of the high and low closing bid prices of our common stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year ended March 31, 2016
First Quarter	$50.00	$18.07
Second Quarter	$33.97	$10.00
Third Quarter	$18.00	$1.10
Fourth Quarter	$4.47	$1.00

The share prices above reflect our 1-for-100 stock consolidation effective April 1, 2016.

On August 17, 2016, the closing bid price on the OTC Markets Group, Inc.’s OTCQB tier for our common stock was $0.10.

Stockholders

As of March 31, 2016, we had approximately 33 shareholders of record and 2,633,027 shares of common stock outstanding.

Dividends

We have not declared or paid any cash dividends on our capital stock in our history as a public company. We currently intend to retain all future earnings to finance our business and do not anticipate paying cash or other dividends on our common stock in the foreseeable future.

Transfer Agent

Our transfer agent is:

Action Stock Transfer Corporation
2469 E. Fort Union Blvd., Suite 214
Salt Lake City, UT 84121

Telephone: (801) 274-1088
Fax: (801) 274-1099

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Equity Securities

During the year ended March 31, 2016, we issued a total of 1,227,778 shares of our common stock as follows:

Effective Date	Purpose	Shares	Value
January 13, 2016	Director’s fees[1]	77,778	$ 233,333
February 16, 2016	Conversion of debt[2]	1,150,000	115,000
Total		1,227,778	$ 347,333

Notes:

1.

Value based on the closing market price of $3.00 per share on the issue date

2.

Value based on par value of $0.001 per share as per the convertible debt agreement (value calculated on the pre reverse split share issuance of 115,000,000 shares)

In connection with the above stock issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). No general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

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

Overview

Nexgen Applied Solutions Inc. ("Nexgen" or the "Company") was organized under the laws of the State of Nevada on March 24, 2006 to explore mineral properties in North America on April 14, 2014 the Company completed its name change from Viking Minerals Inc. to Nexgen Applied Solutions Inc..

The company was originally organized for the purpose of acquiring and developing mineral claims (SIC Code: 1000). On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC, a Washington State corporation, and in so doing, changed its business to that of real estate development for the purpose of leasing land and agricultural buildings to licensed cannabis producers.

Results of Operations

The Year Ended March 31, 2016 Compared to the Year Ended March 31, 2015

Revenues

The company had recorded rental income of $410,000 from the tenant on the property. However, the payment of rent was deferred until the tenant was able to harvest and sell their crops. Unfortunately, the yield was lower than expected and prices dropped such that the tenant was unable to meet their financial agreements under the lease the agreement. Therefore, all reported rental income has been offset by a bad debt allowance such that no income was earned in either year.

Land Lease

The company leases land from our former Chief Operating Office for $1000 per month and subleases it to a licensed cannabis grower. For the year ending March 31, 2015, the company had accrued 9 months of lease payments starting in July 2014 and 12 months of lease payments for the year ended March 31, 2016.

Management Fees

The Company incurred $233,333 in management fees in the year ending March 31, 2016 compared to $31,102,182 in the prior year. The management fees were almost entirely stock based (with the exception of $29,960 in cash for the fiscal year ended March 31, 2015). The difference between the two years can be attributed to the difference in the number of shares issued and the applicable market value of the stock on the date of issuance as follows:

Year ending	# of shares issued	Issue date	Effective market price per share[1]	Value
March 31, 2015	132,222	5/2/2014	$ 235.00	$31,072,222
March 31, 2016	77,778	1/13/2016	$ 3.00	$ 233,333

Note 1: The effective market price includes the effect of the 1-for-100 reverse stock split

General and Administrative Expenses

General and administrative expenses (“G&A”) were $37,986 and $51,660 for the years ended March 31, 2016 and 2015, respectively. The decrease in general and administrative expenses was due to an overall decrease in operating expenses now that the construction is completed and the tenant in occupying the property.

For the year ended March 31, 2016, our G&A consisted of automobile expenses of $2,244, insurance of $2,568, transfer agent fees of $8,661, EDGAR fees of $7,812, security fees of $7,796, telephone expenses of $3,208, and numerous other minor administrative costs.

Interest Expense

During the year ended March 31, 2016, we recorded interest expenses of $132,737 compared to $450,285 in the prior period. This decrease is is attributable to the conversion of some of our debt to equity.

Professional Fees

During the year ended March 31, 2016, we incurred professional fees of $46,473 compared to $17,530 in the prior period. However, this increase is attributable to an increase in accounting fees related to updating our annual reports in response to comments from the Securities and Exchange Commission.

Repairs and maintenance

During the year ended March 31, 2016, our repairs and maintenance costs were $5,473 compared to $5,774 in the prior period.

Non-operating Expenses

For the year ending March 31, 2016, our non-operating expenses were $nil compared to $51,638,410 in the prior year. In 2015, we wrote off $156,212 of a $185,000 investment in Nexgen Union LLC as we were only able to recover $28,778 of the funds we had advanced once we cancelled the acquisition. In addition, we determined that the goodwill of $51,482,198 from our acquisition of our subsidiary should be fully impaired because the subsidiary has thus far failed to generate any revenue.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended March 31, 2016, we incurred losses of $504,359 in our operating activities. As at March 31, 2016, we had a working capital deficit of $544,943 and an accumulated deficit of $114,895,410. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the years ended March 31, 2016 and 2015, was $126,342 and $99,119, respectively. This increase can be attributed almost entirely to increased professional fees.

Net cash used in investing activities for the years ended March 31, 2016 and 2015, was $796 and $399,112, respectively. The amounts in 2015 are attributable to our construction project and the investment in Indie Growers Union. The amount in 2016 was a small capital expenditure on the property.

Net cash provided by financing activities for the years ended March 31, 2016and 2015, was $122,800 and $502,699, respectively. With construction completed, our cash requirements decreased accordingly.

Our ability to continue as a going concern are dependent on our ability to obtain additional financing and generate revenues from the property.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

August 24, 2016

Board of Directors

Indie Growers Association

Carson City, NV

We have audited the accompanying amended consolidated balance sheets of Nexgen Applied Solutions Inc. and its subsidiary (collectively, the “Company”) as of March 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows, as amended, for the years then ended. These consolidated financial statements, as amended, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the amended financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indie Growers Association and its subsidiary as of March 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC Lakewood, CO

NEXGEN APPLIED SOLUTIONS INC.

(formerly known as INDIE GROWERS ASSOCIATION)

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015

ASSETS
Current Assets
Cash	$129	$4,469
Prepaid expenses	539	-
Total current assets	668	4,469
Non-current assets
Buildings and infrastructure, net	280,291	289,312
TOTAL ASSETS	$280,960	$293,780

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$109,099	$79,808
Convertible notes payable	436,512	443,754
Total current liabilities	545,611	523,562
Long Term Liabilities
Deferred vendor incentive	3,049	4,192
Due to related parties	85,932	70,390
Total long term liabilities	88,981	74,583
TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES	634,592	598,145

STOCKHOLDERS’ DEFICIENCY
Common stock 400,000,000 shares authorized, at $0.001 par value; 2,633,027 shares issued and outstanding (1,408,820 at March 31, 2015)	2,633	1,409
Additional paid-in capital	114,539,145	114,085,278
Accumulated deficit	(114,895,410)	(114,391,051)

Total stockholders’ deficiency	(353,633)	(304,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$280,960	$293,780

The accompanying notes are an integral part of these interim consolidated financial statements.

NEXGEN APPLIED SOLUTIONS INC.

(formerly known as INDIE GROWERS ASSOCIATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31, 2016	March 31, 2015

REVENUE
Rental income	$416,000	$-

EXPENSES
Land lease	12,000	9,000
Bad debt expense	436,000	-
Depreciation	9,816	3,588
Directors’ fees	239,873	31,102,182
General and administrative	37,986	51,660
Interest	132,737	450,285
Professional fees	46,473	17,530
Repairs and maintenance	5,473	5,774
TOTAL OPERATING EXPENSES	920,359	31,640,018
NET LOSS FROM OPERATIONS	(504,359)	(31,640,018)
OTHER INCOME (EXPENSE)
Investment loss	-	(156,212)
Impairment of goodwill	-	(51,482,198)
TOTAL OTHER INCOME (EXPENSE)	-	(51,638,410)
TOTAL LOSS	$(504,359)	$(83,278,428)

WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	482,477,417	286,027,748
LOSS PER COMMON SHARE	$(0.001)	$(0.29)

The accompanying notes are an integral part of these interim consolidated financial statements.

NEXGEN APPLIED SOLUTIONS INC.

(formerly known as INDIE GROWERS ASSOCIATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Par value	Additional Paid-in Capital	Accumulated deficit	Total
Balance as of March 31, 2014	11,598	$ 12	$ 31,057,644	$ (31,112,623)	$ (54,967)
Shares issued in acquisition of subsidiary	620,000	620	51,459,380	-	51,460,000
Shares issued for debt	645,000	645	63,855	-	64,500
Shares issued for services	132,222	132	31,072,089	-	31,072,222
Beneficial conversion factor of convertible debt	-	-	432,309	(432,309)	-
Net loss for the period	-	-	-	(82,846,119)	(82,846,119)
Balance as of March 31, 2015	1,408,820	$ 1,409	$ 114,085,278	$ (114,391,051)	$ (304,365)
Shares issued for debt	1,150,000	1,150	113,850	-	115,000
Shares issued for services	77,778	78	233,256	-	233,333
Effects of reverse stock split on convertible debt	(3,571)	(4)	(496)		(500)
Beneficial conversion factor of convertible debt	-	-	107,258	(107,258)	-
Net loss for the period	-	-	-	(397,101)	(397,101)
Balance as of March 31, 2015	2,633,027	$ 2,633	$ 114,539,145	$ (114,895,410)	$ (353,633)

The accompanying notes are an integral part of these interim consolidated financial statements.

NEXGEN APPLIED SOLUTIONS INC.

(formerly known as INDIE GROWERS ASSOCIATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(504,359)	$(83,278,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,816	3,588
Non-cash interest expense	107,258	432,309
Non-cash director’s fees	233,333	31,072,222
Impairment of goodwill	-	51,460,000
Writedown of investment losses	-	156,212
Changes in operating assets and liabilities:
Prepaid expenses	(539)	-
Accounts payable and accrued liabilities	29,291	56,122
Deferred vendor incentive	(1,143)	(1,143)
Net cash used in operating activities	(126,343)	(99,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Indie Growers Union	-	(106,212)
Buildings and infrastructure	(796)	(292,900)
Net cash used in investing activities	(796)	(399,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	15,542	70,390
Advances for convertible debt	107,258	432,309
Net cash provided by financing activities	122,800	502,699
Net change in cash	(4,339)	4,469
CASH, BEGINNING OF PERIOD	4,469	-
CASH, END OF PERIOD	$129	$4,469

The accompanying notes are an integral part of these interim consolidated financial statements.

NEXGEN APPLIED SOLUTIONS INC.

(formerly known as INDIE GROWERS ASSOCIATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

1. ORGANIZATION

The company, Viking Minerals Inc., was incorporated under the laws of the state of Nevada on March 24, 2006 with 75,000,000 authorized common shares, par value of $0.001 per share. In January 2011, the company filed an amendment with the state of Nevada to increase the authorized shares to 400,000 common shares, par value of $0.001 per share. The Company’s fiscal year end is March 31st.

On April 14, 2014 the Company changed its name to Indie Growers Association and completed a 1:200 reverse stock consolidation.

The company was originally organized for the purpose of acquiring and developing mineral claims. On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC, a Washington State corporation, and in so doing, changed its business to that of real estate development for the purpose of leasing land and infrastructure to licensed cannabis producers. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

On April 4, 2016, the Company changed its name to Nexgen Applied Solutions Inc. and completed a 1:100 reverse stock consolidation.

All share amounts in these financial statements have been restated to reflect the stock consolidations on April 14, 2014 and April 4, 2016.

These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At March 31, 2016, the Company had a working capital deficit, stockholders’ deficit and operating losses for the past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For the balance sheets and statements of cash flows, all highly liquid investments with a maturity date of 90 days or less are considered to be cash equivalents. The company had a cash balance of $129 and $4,469 as of March 31, 2016 and March 31, 2015, respectively.

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

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to the carrying values of the expected lives of buildings and infrastructure, determination of fair values of stock based transactions and valuation of deferred income taxes.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. To date the Company has not incurred any measurable asset retirement obligations.

Capital Assets

A Capital Asset is defined as a unit of tangible property that: (1) has an economic useful life of more than 12 months; and (2) was acquired or produced for a cost of more than $500, including acquisition and installation costs on the same invoice.

Capital Assets are stated at historical cost less accumulated depreciation and accumulated impairment losses. Subsequent costs are included in the asset's carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All other repairs and maintenance are charged to the statement of operations during the financial period in which they are incurred.

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

Revenue Recognition

The Company recognizes revenue pursuant to revenue recognition principles presented in SAB Topic 13. First, there is persuasive evidence of an arrangement; Second, delivery has occurred or services have been rendered; Third, the seller’s price to the buyer is fixed or determinable; and Fourth, collectability is reasonably assured.

The Company only source of income is from its sole tenant who subleases our land and buildings. We had no revenue in the fiscal year ended March 31, 2015 because our tenant did not occupy the property until May 1, 2015. For the fiscal year ended March 31, 2016, we recorded $416,000 in revenue in accordance with the sublease agreement between the tenant and our subsidiary. Our agreement with the tenant was that the lease amount payable would accrue monthly but payment was deferred until the tenant could harvest and sell his crop. This was anticipated to take place at or before the end of October 2015. After numerous delays, less than expected crop yield, and falling cannabis prices, we determined in the fourth quarter of the fiscal year ending March 31, 2016 that the tenant would be unable to meet their lease obligations. Therefore, no revenue was recognized in the fourth quarter as there was no reasonable assurance of collection and the revenue was offset by bad debt expense.

Liquidity and Capital Resources

Cash Flow - During the year ending March 31, 2016 and 2015, the Company primarily received cash for the issuance of convertible debt notes. The notes are unsecured, due on demand, bear interest at 5%, and convertible at par value of $0.001 per share. The shares are not subject to forward or reverse stock splits unless the shares have been converted and issued prior to any such forward or reverse stock split. The Company received $107,258 and $432,309 of convertible debt financing in the fiscal years ended March 31, 2016 and 2015, respectively.

Cash flows used in operations for the years ended March 31, 2016 and 2015 were ($126,343) and ($99,118), respectively.

Since inception the Company has relied upon proceeds from convertible debt to fund its operations. The Company anticipates continuing to rely on such finding until its tenant is able to make lease payments. Conversion of the debt into shares will result in dilution to its existing stockholders. Until the growing season is completed, there is no assurance that the Company will receive any lease revenue or that it can arrange any other financing to fund our operations.

Capital Resources – As of March 31, 2016, the Company had cash of $129 compared to cash of $4,469 as of March 31, 2015.

Accounts Receivable and Concentration of Credit Risk

The Company has extended unsecured credit to its only tenant. Accounts receivable related to lease revenue is recorded monthly in accordance with the sublease agreement between the tenant and our subsidiary. At March 31, 2016, the tenant was unable to meet its financial obligations due to low crop yield and dropping cannabis prices. Consequently, the company wrote down accounts receivable from the tenant in its entirety.

As we currently only have one tenant and the cannabis industry is still in a state of unpredictable change, there is the potential risk that this could occur again. However, to mitigate the risk, commencing May 1, 2016, the monthly lease rate has been reduced and the tenant to making minimum monthly payments to pay down a portion of the receivable.

The Company will continue to evaluate the need for an allowance for doubtful accounts on a regular basis.

Convertible Debt

According to ASC 470-20-25-5 “Recognition General Beneficial Conversion Features”, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

Paragraph 470-20-30-4 provides guidance on measuring intrinsic value that applies to both the determination of whether an embedded conversion feature is beneficial and the allocation of proceeds and paragraph 470-20-30-5 states that the effective conversion price based on the proceeds received for or allocated to the convertible instrument shall be used to compute the intrinsic value, if any, of the embedded conversion option.

According to paragraphs intrinsic value shall be calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible.

In accordance with the convertible debt agreement, the conversion price is par value of $0.001 per share. Accordingly, the Company assessed the conversion option and determined that during the period the notes had a beneficial conversion feature with intrinsic values in excess of the debt. Therefore, the Company fully amortized the conversion benefit in each fiscal year and recorded is as an interest expense. The beneficial conversion feature was $107,258 and $432,309 in the years ended March 31, 2016 and 2015, respectively.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment at year end or when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Stock Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation”. Stock compensation expense is expensed immediately under ASC 718 and EITF 96-18 when stock or options are awarded for previous or current service without further recourse. The Company has issued stock to its director who continues to provide services to the Company. Consequently, under ASC 718 and EITF 96-18, these issuances were recognized as expense in the period issued because they were given as a form of payment for services already rendered with no recourse.

Since the Company’s stock is publicly traded, the value is determined based on the number of shares issued and the trading value of the stock on the date of the transaction.

The company recognized $233,333 in expenses for stock based compensation to the Company’s Director in the year ended March 31, 2016 and $31,072,222 in stock based compensation to the Company’s current Director and two former Officers in the year ended March 31, 2015.

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

Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•

Level one – Quoted market prices in active markets for identical assets or liabilities;

•

Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•

Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The only financial instrument on the Company’s balance sheet is cash as outlined below:

	March 31, 2016			March 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash	$ 129	–	–	$ 4,469	–	–

Income Taxes

Income taxes are accounted for under the asset and liability method of ASC 740. Deferred tax assets and liabilities are recognized for net operating loss and other credit carry forwards and the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the tax effect of transactions are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the year that includes the enactment date.

Deferred tax assets are reduced by a full valuation allowance since it is more likely than not that the amount will not be realized. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the underlying asset or liability giving rise to the temporary difference or the expected date of utilization of the carry forwards.

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the amendment as of fiscal year ended March 31, 2015. Adopting this amendment did not have an impact on the presentation of these financial statements.

In January 2015, the FASB issued ASU 2015-01 eliminating the concept of extraordinary items for presentation on the face of the income statement. Under the new standard, a material event or transaction that is unusual in nature, infrequent or both shall be reported as a separate component of income from continuing operations. Alternatively, it may be disclosed in the notes to financial statements. The new accounting guidance is required for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if applied from the beginning of a fiscal year. As applicable, this standard may change the presentation of amounts in the income statements. We elected to adopt ASU 2015-01 effective January 1, 2016. Adopting this amendment did not have an impact on the presentation of these financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3. ACQUISITION OF A PROPERTY

On April 8, 2014, the Company entered into a share exchange agreement with the unit holders of Indie Growers Union LLC of Washington state wherein the Company would issue a total of 875,000 shares (87,500,000 pre-reverse split) shares of common stock and $185,000 cash in exchange for all of the outstanding member units and assets of Indie Growers Union LLC. The company advanced $185,000 but cancelled the agreement prior to issuing the shares. The company recovered $28,788 of the $185,000 cash and recorded an investment loss of $(156,212) during the fiscal year ended March 31, 2015.

On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC, a Washington state corporation in exchange for 620,000 shares (62,000,000 pre reverse split). The market value of the Company’s shares on the July 15, 2014, the date the shares were issued, was $0.83 per share thereby valuing the acquisition at $51,460,000.

River Ridge Sunshine Farms LLC holds a 10 year lease on a 40 acre property which has been subleased to a licensed cannabis producer. The Net Book Value of the acquired assets and liabilities at June 30, 2014 was (22,198) therefore the transaction has been recorded as an acquisition of goodwill where goodwill is in excess of the purchase price as follows:

Share Value	51,460,000
Net book value of acquired assets	22,198
Goodwill	51,482,198

However, no revenue was generated from leases in the year ended March 31, 2015 so the company determined that the value of this acquisition should be fully impaired. An impairment of goodwill was recorded in the consolidated statement of operations effective as of the date of acquisition.

4. ASSET DEPRECIATION

	Cost	Accumulated Depreciation	Net Book Value
Buildings and Infrastructure	$ 292,900	$ (3,588)	$ 289,312
March 31, 2016
Buildings and Infrastructure	$ 293,695	$ (13,404)	$ 280,291

5. CAPITAL STOCK

The Company’s authorized capital is 400,000,000 shares of common stock, par value $0.001, of which 2,633,027 shares are issued and outstanding as of March 31, 2016 (1,408,820 as at March 31, 2015). On April 14, 2014 the completed a 1:200 reverse stock split and on April 4, 2016, the Company completed a further 1:100 reverse stock split. All share amounts in these financial statements have been restated to reflect these reverse stock splits.

On May 2, 2014, the company issued 210,000 (21,000,000 pre reverse split) shares of its common stock for services to two of our former officers. The market value of the Company’s shares on the May 2, 2014, the date the shares were issued, was $2.35 per share thereby valuing the management fees at $49,350,000. However, on December 28, 2014, one of the officers resigned and relinquished his title to 77,778 (7,777,778 pre reverse split) of the shares. The net effect of $31,072,222 has been recorded as management fees in the consolidated statements of operations for this transaction.

On May 14, 2014, the company issued 20,000 (2,000,000 pre reverse split) shares of its common stock for $2,000 of convertible debt. The stock was valued at par value in accordance with the convertible debt agreement.

On June 30, 2014, the company acquired River Ridge Sunshine Farms LLC and subsequently issued 620,000 (62,000,000 pre reverse split) shares our former Chief Operating Officer for the acquisition of River Ridge Sunshine Farms LLC. The market value of the Company’s shares on June 30, 2014 was $0.83 per share thereby valuing the shares at $51,460,000.

On August 14, 2014, Lexington Ridge Holdings Inc., a funder of the company, sold $625,000 worth of it convertible debt to various parties. These parties subsequently converted their debt into equity for which the company issued 625,000 (62,500,000 pre-reverse split) shares of its common stock for the convertible debt. The stock was valued at par value in accordance with the convertible debt agreement. As of August 24, 2016, those parties still hold those shares.

On January 13, 2016, the company issued 77,778 (7,777,778 pre reverse split) shares of its common stock for services to its director. The market value of the Company’s shares on the January 13, 2016 was $0.03 per share thereby valuing the issuance at $233,333. This has been recorded as management fees in the consolidated statements of operations.

 On February 16, 2016, Lexington Ridge Holdings Inc., a funder of the company, sold $115,000 worth of its convertible debt to Caboose Partners Ltd., a Nevis based company (“Caboose”). Caboose subsequently converted the debt into equity for which the company issued 1,150,000 (115,000,000 pre reverse split) restricted shares for the convertible debt. The stock was valued at par value of $0.001 in accordance with the convertible debt agreement. As of August 24, 2016, Caboose still holds those shares.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On January 13, 2016, the company issued 77,778 shares of its common stock to our director as remuneration for serving on our board. The market share price on January 13, 2016 was $3.00 per share thereby valuing these director’s fees at $233,333.

During the year ended March 31, 2016 and 2015, the company received $15,542 and $70,217, respectively, from the former Chief Operating Officer of our subsidiary. The balances outstanding at March 31, 2016 and 2015 were $85,932 and $70,390, respectively. The advances have no set repayment terms and do not bear interest.

During the year ended March 31, 2016 and 2015, the company incurred land lease costs of $12,000 and $9,000, respectively, payable to our former Chief Operating Officer.

7. TENANT LEASE INCENTIVE

As an incentive to sign a five year lease, the Company provided the tenant with $30,000 of cash incentives consisting of $20,000 of planting supplies and $10,000 reduction in their lease. This incentive was amortized on a straight line basis over the 5 year initial lease term to reduce each month’s rental income.

When the tenant was unable to meet their financial obligations for the fiscal year ended March 31, 2016 and with the ongoing uncertainty in the cannabis industry, the Company determined that it is uncertain if it can collect on this incentive and should fully expense the remaining balance of $26,000 as bad debt.

8. VENDOR INCENTIVE

In December 2013, the Company’s current transfer agent paid off the outstanding balance of $5,717 owed to the former transfer agent. This has been recorded as a deferred vendor incentive. It has been amortized on a straight line basis over the contract term of 5 years such that each year’s portion of the incentive will be offset against transfer agent fees in the statement of operations.

For the Year Ended	Offset	Balance
March 31, 2014	-	$ 5,335
March 31, 2015	$ 1,143	$ 4,192
March 31, 2016	$ 1,143	$ 3,049

Subsequent to the March 31, 2016 year end, the Company changed transfer agents prior to the end of the 5 year contract term. For early termination, the Company was required to pay back the original amount of the vendor incentive which was added to the termination fees charged by the outgoing transfer agent.

9. INCOME TAXES

For the year ended March 31, 2016, the Company has incurred net losses from operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The provision for Federal income tax at the expected rate of 34% consists of the following:

	March 31, 2016	March 31, 2015
Federal income tax benefit attributable to:
Current operations	$171,482	$28,314,666
Less: valuation allowance	(171,482)	(28,314,666)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2016	March 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$39,064,439	$38,892,957
Less: valuation allowance	(39,064,439)	(38,892,957)
Net deferred tax asset	$-	$-

As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

10. CONVERTIBLE PROMISSORY NOTES

As of March 31, 2016, the Company had accumulated $ 436,512 in convertible promissory notes ($443,754 at March 31, 2015). The unsecured notes are due on demand, bear interest at 5%, and convertible at $0.001. The shares are not subject to forward or reverse stock splits unless the shares have been converted and issued prior to any such forward or reverse stock split. Therefore, if the balance outstanding was converted into common shares, the amount of stock to be issued would be 436,512,000 common shares.

During the year ended March 31, 2016, the company received $107,258 of convertible debt financing (Year ended March 31, 2015: $432,309). The Company assessed the conversion option and determined that during the period the note had a beneficial conversion feature with intrinsic values in excess of the debt. Therefore, the Company fully amortized a conversion benefit of $107,258 for the current period and recorded is as an interest expense as of March 31, 2016 (Year ended March 31, 2015: $432,309).

During the year ended March 31, 2016, the company issued 1,150,000 shares (115,000,000 pre reverse split) for the settlement of $115,000 of convertible debt. During the year ended March 31, 2015, the company issued 645,000 shares (64,500,000 pre reverse split) for the settlement of $64,500 of convertible debt.

The convertible notes have accrued interest in accordance with the following table:

Year ended	Interest Accrued During the Year	Total Accrued Interest
March 31, 2014	-	$ 71
March 31, 2015	$ 17,429	$ 17,500
March 31, 2016	$ 24,284	$ 41,784

Accrued interest has been recorded in Accounts Payable and Accrued Liabilities.

The weighted average number of shares outstanding has been computed on a post reverse split basis as if these shares were issued on the date the funds were advanced to the Company as follows:

Date	Issued Shares Outstanding	Potentially Dilutive Shares	Days	Weighting	Weighted Shares Outstanding
31-Mar-14	11,598	75,945,000	365	1.00	75,956,598
30-Apr-14		138,820,000	335	0.92	127,410,137
02-May-14	132,222		333	0.91	120,630
14-May-14	10,000	(1,000,000)	321	0.88	(870,658)
31-May-14		35,960,000	304	0.83	29,950,247
02-Jun-14	10,000	(1,000,000)	302	0.83	(819,123)
11-Jun-14		35,000,000	293	0.80	28,095,890
20-Jun-14		18,500,000	284	0.78	14,394,521
30-Jun-14		15,705,000	274	0.75	11,789,507
01-Jul-14		15,000,000	273	0.75	11,219,178
15-Jul-14	620,000		259	0.71	439,945
31-Jul-14		94,415,000	243	0.67	62,857,110
14-Aug-14	625,000	(62,500,000)	229	0.63	39,604,452
31-Aug-14		16,184,000	212	0.58	9,400,022
30-Sep-14		22,695,000	182	0.50	11,316,411
31-Oct-14		22,545,000	151	0.41	9,326,836
31-Jan-15		225,000	59	0.16	36,370
28-Feb-15		1,525,000	31	0.08	129,521
31-Mar-15		15,735,000	-	-	-
31-Mar-15	1,408,820	443,754,000			286,027,748

Date	Issued Shares Outstanding	Potentially Dilutive Shares	Days	Weighting	Weighted Shares Outstanding
31-Mar-15	1,408,820	443,754,000	366	1.00	445,162,820
30-Apr-15		785,000	336	0.92	720,656
28-May-15		10,000,000	308	0.84	8,415,301
31-May-15		2,595,000	305	0.83	2,162,500
17-Jun-15		395,000	288	0.79	310,820
30-Jun-15		28,535,000	275	0.75	21,440,232
30-Jul-15		10,000,000	245	0.67	6,693,989
31-Jul-15		6,930,000	244	0.67	4,620,000
30-Sep-15		450,000	183	0.50	225,000
16-Oct-15		225,000	167	0.46	102,664
13-Nov-15		7,500,000	139	0.38	2,848,361
16-Nov-15		180,000	136	0.37	66,885
13-Jan-16	77,778	-	78	0.21	16,576
22-Jan-16		14,741,000	69	0.19	2,779,041
31-Jan-16		225,000	60	0.16	36,885
16-Feb-16	1,150,000	(115,000,000)	44	0.12	(13,686,885)
29-Feb-16		6,642,000	31	0.08	562,574
31-Mar-16		18,055,000	-	-	-
31-Mar-16	(3,571)		-	-	-
31-Mar-16	2,633,027	436,012,000			482,477,417

11. SUBSEQUENT EVENTS

A.

On April 4, 2016, the Company changed its name to Nexgen Applied Solutions Inc.

B.

On April 4, 2016, the Company completed a 1:100 reverse stock split. All share amounts in these financial statements have been restated to reflect this stock consolidation.

C.

On April 18, 2016, the entered into an agreement with Bingo Nation Technologies Inc. for a business development contract and exclusive software technology license to a bingo-themed Class II game recognized by the Indian Gaming Regulatory Act and related television broadcast rights. Under the terms of the agreement, the Company issued 50 Million restricted shares of the Company to Bingo Nation in exchange for the aforementioned rights.

D.

On May 1, 2016, the Company modified the terms of the lease with the tenant as follows:

•

The lease rate was reduced from $2.50 per square foot of garden canopy to $0.63 per square feet of garden canopy;

•

The tenant will make a minimum payment of $3,000 per month towards the lease with the balance accruing until the tenant sells their crop; and

•

The tenant pays for all utilities and ground maintenance at the property.

E.

On June 30, 2016, Lexington Ridge Holdings Corp. sold its $469,370 of convertible debt to Ramsay Capital Corp. and will no longer be providing funding to the Company.

F.

On July 1, 2016, the Board of Directors and a stockholder representing 95% of the issued and outstanding stock of the company approved the filing of an amendment to the Company’s Articles of Incorporation that will:

i.

Change the name of the Company to Bingo Nations Inc.; and

ii.

Create one hundred million (100,000,000) shares of Preferred Stock.

These changes are not yet effective.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer, who is also our principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2016. Based on this evaluation, we have concluded that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are accumulated and communicated to Company’s management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these are: (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books; (4) inability to get accounting information and schedules to our auditors in a timely manner.

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

As a result of these material weaknesses, management concluded that the Company did not maintain effective control over financial reporting as of March 31, 2016.

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

None

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2016, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

The following Summary Compensation Table sets forth for fiscal 2016 and 2015, the compensation awarded to, paid to, or earned by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	All other Compensation* ($)	Total ($)

Robert Coleridge	2015	13,330	25,850,000	25,863,330
President & Director	2016	-	233,333	233,333

Arnie Dewitt III	2015	5,000	5,222,222	5,227,222
Former Director	2016	-	-	-

*Note:

Other compensation is the market value of shares issued for the services provided. In 2015, Mr. Coleridge was issued 11,000,000 pre-reverse split shares at a market price of $2.35 per share on the date of issuance and 7,777,778 pre-reverse split shares at a market price of $0.03 in 2016. Mr. Dewitt III was issued 2,222,223 pre-reverse split shares at a market price of 2.25 per share in 2015.

Outstanding Equity Awards

We had no outstanding equity awards as of the fiscal years ended March 31, 2016 or 2015.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

(a) Security Ownership of Certain Beneficial Owners

The following table shows the beneficial ownership of our common stock as of August 24, 2016 by each person whom we know beneficially owns more than 5% of the outstanding shares. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. This rule deems a person to be a beneficial owner if that person has the right to acquire beneficial ownership within 60 days through, among other means, conversion of a security. At August 24, 2016, we know of no shareholders, other than management and Bingo Nation Technologies Inc., who have been issued more than 5% of our outstanding shares. However, at August 19, 2016, we owed Ramsay Capital Corp. (“Ramsay”) $469,370 which, at the option of the Ramsay, can be converted into common shares of the Company at a rate of $0.001 per share. This means that Ramsay could at any time convert this debt into 469,370,000 common shares of the company as reflected in the following table:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percentage of Class[2]
Common Shares	Ramsay Capital Corp.[3] 21 Regent Street Belize City, BELIZE	469,370,000	89.9%

Common Shares	Bingo Nation Technologies Inc.[4] 689 Kentons Run Avenue Henderson, NV	50,000,000	9.6%

Note 1: Although deemed to have beneficial ownership for reporting purposes, Ramsay only has the right to acquire these shares upon conversion of the debt. Until such time as Ramsay converts this debt into shares and the shares are issued, Ramsay has no voting control over the securities.

Note 2: Rule 13d-3 deems any securities subject to conversion privileges to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Therefore, the percentage of class outstanding is based on the shares subject to conversion plus the 52,633,027 shares of common stock outstanding as of August 19, 2016.

Note 3: As the authorized signatory of Ramsay Capital Corp., Jose Pineda has voting and investment control over Ramsay. Mr. Pineda may be reached c/o Ramsay at the above listed address.

Note 4: As the directors and shareholders of Bingo Nation Technologies Inc., Mr. Greg Dureault and Mr. Kevin Kortje have voting and investment control over the listed securities. Mr. Dureault and Mr. Kortje may be reached c/o Bingo Nation Technologies Inc. at the above noted address.

(b) Security Ownership of Management

The following table shows securities beneficially owned by our executive offers, directors, or any person who held either office in the last complete fiscal year as well as all such listed officers and directors as a group:

Title of Class	Name Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class[1]
Common Shares	Coleridge Enterprises LLC[3] 1685 H Street, Blaine, WA 98230	187,778	0.04%

Common Shares	All Officers and Directors as a group	187,778	0.04%

Note 1: Rule 13d-3 deems any securities subject to conversion privileges to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Therefore, the percentage of class beneficially owned is based on 52,633,027 shares of common stock outstanding as of June 30, 2016 plus 469,370,000 shares which Ramsay Capital Corp. could acquire within 60 days by means of debt conversion, for a total of 522,003,027 shares.

Note 2: As the Managing Member of the Coleridge Enterprises LLC, Robert Coleridge, our president and director, has sole voting and investment power of the listed securities.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Transactions with Officers and Directors

During the year ended March 31, 2016, the company received advances from one of our directors and our former Chief Operating Officer of $15,542 ($70,390 at March 31, 2015). The advances have no set repayment terms and do not bear interest.

During the year ended March 31, 2016, the company incurred land lease costs of $12,000 ($9,000 at March 31, 2105) payable to our former Chief Operating Officer.

During the year ended March 31, 2016, the company issued 77,778 shares of our stock to our director, Robert Coleridge, for management fees.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 20, 2015, Sadler Gibb & Associates, LLC (“Sadler Gibb”) resigned as the Company’s independent registered public accounting firm.

On April 22, 2015 the Company engaged BF Borgers CPA PC of Lakewood, Colorado, as its principal accountant to audit the Company's financial statements.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended March 31, 2016 and March 31, 2015.

BF Borgers	2016	2015
Audit Fees	$37,500	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3(i)	Articles of Incorporation*

3(ii)	Bylaws*

10-1	Share Exchange Agreement dated June 30, 2014 between Ricardo Esparza and Indie Growers Association (incorporated by reference to Form 8-K filed July 2, 2014)

10-2	Lease Agreement dated May 1, 2015 between Ricardo Esparza, Lismar Properties LLC and River Ridge Sunshine Farms LLC (incorporated by reference to Form 10-K/A filed November 16, 2015)

10-3	Sublease Agreement dated May 1, 2015 between River Ridge Sunshine Farms LLC and Fourdub LLC with Addendum (incorporated by reference to Form 10-K/A filed November 16, 2015)

10-4	Addendum No 2. to Sublease Agreement dated May 1, 2016 (filed herewith)

21.1	Subsidiaries of the Registrant

31	Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer

32	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

* Incorporated by reference to an exhibit on our Form SB-1 Registration Statement filed December 19, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXGEN APPLIED SOLUTIONS INC.

Date: August 24, 2016	/s/ Robert Coleridge
Robert Coleridge
President and Principal Financial Officer