Form 10-K/A
period 2016-03-31
NEXGEN APPLIED SOLUTIONS INC
filed 2016-09-02
CIK 1376316

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer       .   Accelerated filer       .   Non-accelerated filer       .   Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      .No  X .

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of August 31, 2016: $244,525

As of August 31, 2016, the registrant’s outstanding stock consisted of 52,633,027 common shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to file the current articles of incorporation and revise the exhibit index as needed to indicate where the articles are filed.

This Amendment No. 1 should be read in conjunction with the Company’s Form 10-K filed on August 25, 2016.

Table of Contents to Annual Report on Form 10-K/A, Amendment No. 1

For the Fiscal Year Ended March 31, 2016

Page Number

PART IV

ITEM 15.	EXHIBITS	4

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (filed herewith)

3.2	Bylaws (incorporated by reference to Form SB-1 filed December 19, 2006)

10.1	Share Exchange Agreement dated June 30, 2014 between Ricardo Esparza and Indie Growers Association (incorporated by reference to Form 8-K filed July 2, 2014)

10.2	Lease Agreement dated May 1, 2015 between Ricardo Esparza, Lismar Properties LLC and River Ridge Sunshine Farms LLC (incorporated by reference to Form 10-K/A filed November 16, 2015)

10.3	Sublease Agreement dated May 1, 2015 between River Ridge Sunshine Farms LLC and Fourdub LLC with Addendum (incorporated by reference to Form 10-K/A filed November 16, 2015)

10.4	Addendum No 2. to Sublease Agreement dated May 1, 2016 (incorporated by reference to Form 10-K filed August 25, 2016)

21.1	Subsidiaries of the Registrant (incorporated by reference to Form 10-K filed August 25, 2016)

31	Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

32	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K, Amendment No. 1, to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXGEN APPLIED SOLUTIONS INC.

Date: September 2, 2016	/s/ Robert Coleridge
Robert Coleridge
President and Principal Financial Officer