Form 10-Q
period 2016-06-30
NEXGEN APPLIED SOLUTIONS INC
filed 2016-10-05
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Commission File Number: 333-175146

Nexgen Applied Solutions Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0492900
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6440 Sky Pointe Drive, Suite 140/149

 Las Vegas, NV  89131

 (Address of principal executive offices)(Zip code)

888-648-0488

(Registrant’s telephone number, including area code)

311 Division Street

Carson City, NV 89703

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      .  No  X .

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

52,633,027 common shares as of September 28, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEXGEN APPLIED SOLUTIONS INC.

(formerly Indie Growers Association)

Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Operations

4

Condensed Consolidated Statements of Cash Flows

5

Notes to the Condensed Consolidated Financial Statements

6

NEXGEN APPLIED SOLUTIONS INC.

(formerly Indie Growers Association)

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2016 $	March 31, 2016 $
	(unaudited)

ASSETS

Current assets

Cash	220	129
Accounts receivable, net of allowance of $72,960 and $436,000 respectively	–	–
Prepaid expenses	–	540

Total current assets	220	669

Non-current assets

Property, plant, and equipment, net of accumulated depreciation of $17,051 and $14,601, respectively	277,841	280,291

Total assets	278,061	280,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	205,702	109,099
Convertible notes payable	469,370	436,512
Due to related party	280	–

Total current liabilities	675,352	545,611

Non-current liabilities

Deferred vendor incentive	–	3,049
Due to related parties	–	85,932

Total non-current liabilities	–	88,981

Total liabilities	675,352	634,592

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Common stock
Authorized: 400,000,000 common shares, $0.001 par value 52,633,027 and 2,633,027 shares issued and outstanding, respectively	52,633	2,633
Additional paid-in capital	142,022,003	114,539,145
Deficit	(142,471,927)	(114,895,410)

Total stockholders’ deficit	(397,291)	(353,632)

Total liabilities and stockholders’ deficit	278,061	280,960

(The accompanying notes are an integral part of these condensed consolidated financial statements)

NEXGEN APPLIED SOLUTIONS INC.

(formerly Indie Growers Association)

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
	$	$

Revenue
Rental income	78,960	104,000

Operating expenses

Depreciation	2,450	2,454
Bad debt expense	72,960	–
General and administrative	19,901	5,781
Land lease	3,000	3,000
Management fees	6,000	4,040
Professional fees	11,545	11,860
Repairs and maintenance	93	1,251

Total operating expenses	115,949	28,386

Net income (loss) from operations	(36,989)	75,614

Other expenses

Impairment of intangible assets	(27,500,000)	–
Interest expense	(39,528)	(47,905)

Total other expenses	(27,539,528)	(47,905)

Net income (loss)	(27,576,517)	27,709

Basic earnings (loss) per share	(2.20)	0.02

Diluted earnings (loss) per share	(2.20)	0.00

Weighted average shares outstanding – basic	12,523,137	1,408,820

Weighted average shares outstanding - diluted	12,523,137	6,269,460

(The accompanying notes are an integral part of these condensed consolidated financial statements)

NEXGEN APPLIED SOLUTIONS INC.

(formerly Indie Growers Association)

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
	$	$

Operating activities

Net income (loss)	(27,576,517)	27,709

Adjustments to reconcile net income to net cash used in operating activities:

Bad debt expense	72,960	–
Depreciation	2,450	2,454
Impairment of intangible assets	27,500,000	–
Non-cash interest expense	38,434	42,310

Changes in operating assets and liabilities:

Accounts receivable	(72,960)	(95,000)
Prepaid expenses	253	–
Deferred tenant inducement	–	(29,000)
Accounts payable and accrued liabilities	2,513	8,251
Deferred vendor incentive	–	(286)

Net cash used in operating activities	(32,867)	(43,562)

Investing activities

Buildings and infrastructure	–	(796)

Net cash used in investing activities	–	(796)

Financing activities

Advances from related parties	100	–
Advances for convertible notes payable	32,858	42,310
Repayments to related parties	–	(400)

Net cash provided by financing activities	32,958	41,910

Change in cash	91	(2,448)

Cash, beginning of period	129	4,469

Cash, end of period	220	2,021

Supplemental disclosures:

Interest paid	1,094	5,595
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

NEXGEN APPLIED SOLUTIONS INC.

(formerly Indie Growers Association)

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Viking Minerals Inc., (the “Company”), was incorporated in the State of Nevada on March 24, 2006 with 75,000,000 authorized common shares with a par value of $0.001 per share. In January 2011, the Company filed an amendment with the State of Nevada to increase the authorized shares to 400,000,000 common shares with a par value of $0.001 per share.

On April 14, 2014, the Company changed its name to Indie Growers Association and completed a 1:200 reverse stock consolidation.

The Company was originally organized for the purpose of acquiring and developing mineral claims (SIC Code: 1000). On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC (“River Ridge”), a Washington State corporation, and in so doing, changed its business to that of real estate development for the purpose of leasing and agricultural buildings to licensed cannabis producers (SIC Code: 5319).

On April 4, 2016, the Company changed its name to Nexgen Applied Solutions Inc. and completed a 1:100 reverse stock consolidation. All share amounts in these interim condensed consolidated financial statements have been restated to reflect stock consolidations on April 14, 2014 and April 4, 2016.

These interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2016, the Company has a working capital deficiency of $675,132 and accumulated losses of $142,471,927 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenue, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended March 31, 2016. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

These interim condense consolidated financial statements are expressed in U.S. dollars and include the accounts of the Company and those of its wholly-owned subsidiary, River Ridge. All intercompany balances and transactions are eliminated on consolidation.

NEXGEN APPLIED SOLUTIONS INC.

(formerly Indie Growers Association)

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. dollars)

(unaudited)

2.

Significant Accounting Policies (continued)

(b)

Use of Estimates

The preparation of these interim condensed consolidated financial statements are in accordance with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from these estimates. The results of operations and cash flows for the period shown are not necessarily indicative of the results to be expected for the full year.

(c)

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

(d)

Property, Plant, and Equipment

Property, plant, and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses. Subsequent costs are included in the asset's carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All other repairs and maintenance are charged to the statement of operations during the financial period in which they are incurred.

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized in the statement of operations.

Depreciation of capital assets is computed as follows:

Buildings and infrastructure	30 year straight line

(e)

Intangible Assets

Intangible assets are carried at the purchased costs less accumulated amortization. Amortization is computed over the estimated useful lives of the assets.

(f)

Convertible Debentures

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

NEXGEN APPLIED SOLUTIONS INC.

(formerly Indie Growers Association)

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. dollars)

(unaudited)

2.

Significant Accounting Policies (continued)

(f)

Convertible Debentures (continued)

According to paragraphs intrinsic value shall be calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible.

In accordance with the convertible debt agreement, the conversion price is at par value of $0.001 per share. Accordingly, the Company assessed the conversion option and determined that during the period the notes had a beneficial conversion feature with intrinsic values in excess of the debt. Therefore, the Company fully amortized the conversion benefit in each fiscal year and recorded is as an interest expense. During the period ended June 30, 2016, the Company recognized a beneficial conversion feature of $32,858 (June 30, 2015 - $42,310).

(g)

Revenue Recognition

The Company recognizes revenue pursuant to revenue recognition principles presented in ASC 605, Revenue Recognition, which requires that there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

(h)

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2016, the Company has 469,370,000 (2015 – 486,064,000) potentially dilutive shares outstanding.

(i)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(j)

Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period’s presentation.

3.

Property, Plant, and Equipment

	Cost $	Accumulated depreciation $	Net book value as at June 30, 2016 $	Net book value as at March 31, 2016 $

Buildings and infrastructure	294,892	17,051	277,841	280,291

NEXGEN APPLIED SOLUTIONS INC.

(formerly Indie Growers Association)

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. dollars)

(unaudited)

4.

Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	Net book value as at June 30, 2016 $	Net book value as at March 31, 2016 $

Intangible assets	27,500,000	–	(27,500,000)	–	–

On April 18, 2016, the Company acquired a business development contract, an exclusive software technology license to a bingo-themed Class II game recognized by the Indian Gaming Regulatory Act, and related television broadcast rights. Under the term of the agreement, the Company issued 50,000,000 restricted common shares of the Company. Refer to Note 8.

As at June 30, 2016, the Company had not put these assets into use and has not yet recorded any amortization. At as June 30, 2016, the Company reviewed the assets for indication of impairment. Due to the inability to estimate future cash flows, the assets have been written-off.

5.

Accounts payable

	June 30, 2016 $	March 31, 2016 $

Trade accounts payable	205,702	109,099

6.

Vendor Incentive

In December 2013, the Company’s transfer agent paid off the outstanding balance of $5,717 owed to the former transfer agent which had been recorded as deferred vendor incentive. It is being amortized on a straight-line base over the contract term of five years and offset against transfer agent fees in the statement of operations.

During the period ended June 30, 2016, the Company changed transfer agents. As a result of the early termination, the Company was required to pay back the original amount of the vendor incentive which has been added to the termination fees charged by the outgoing transfer agent.

7.

Convertible Notes Payable

As of June 30, 2016, the Company had recorded $469,370 (March 31, 2016 - $436,512) in convertible notes payable. The amounts are unsecured, bear interest at 5% per annum, due on demand, and convertible at a price of $0.001 per share. The shares are not subject to forward or reverse stock splits unless the shares have been converted and issued prior to any such forward or reverse stock split. Therefore, if the balance outstanding was converted into common shares, the amount of stock to be issued would be 469,370,000 (March 31, 2016 – 436,512,000) common shares.

During the period ended June 30, 2016, the Company received $32,858 (March 31, 2016 - $107,258). The Company assessed the conversion option and determined that during the period the debenture had a beneficial conversion feature with intrinsic value in excess of the debt. Therefore, the Company fully amortized a conversion benefit of $32,858 (March 31, 2016 - $107,258) for the current period which was recorded as interest expense.

During the period ended June 30, 2016, the Company issued nil (March 31, 2016 – 1,150,000) common shares for the settlement of $nil (March 31, 2015 - $115,000) of convertible notes payable. As at June 30, 2016, the Company has accrued $5,576 (March 31, 2016 - $41,784) in interest expense which has been recorded in accounts payable and accrued liabilities.

NEXGEN APPLIED SOLUTIONS INC.

(formerly Indie Growers Association)

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in U.S. dollars)

(unaudited)

8.

Rental Income

On April 13, 2015, the Company entered into a sublease agreement with a tenant effective May 1, 2015, whereby the Company will earn rental income of $52,500 per month for the sublease of land and buildings. On May 1, 2016, the Company and the tenant entered into an amendment to the agreement reducing the rental fees to $13,230 per month and requiring a minimum monthly payment of $3,000 per month with the balance accruing until the harvest and sale of the tenant’s crops. For the period ended June 30, 2016, the Company recorded $78,960 (June 30, 2015 - $104,000) in revenue in accordance with the sublease agreement. As at June 30, 2016, the Company had $nil (March 31, 2016 - $nil) recorded in accounts receivable net of allowance for uncollectable accounts of $72,960 (March 31, 2016 - $416,000).

9.

Related Party Transactions

As at June 30, 2016, the Company owed $280 (March 31, 2016 - $180) to the Chief Executive Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

10.

Share Capital

Authorized: 400,000,000 common shares with $0.001 par value

On April 18, 2016, the Company issued 50,000,000 common shares with a fair value of $27,500,000 based on the market price of the shares issued for the acquisition of various intangible assets. Refer to Note 4.

11.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the interim financial statements, and did not have any material recognizable subsequent events after June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	June 30, 2016 $	March 31, 2016 $
Current Assets	220	129
Current Liabilities	675,352	280,291
Working Capital (Deficit)	(675,132)	(280,162)

Cash Flows

	June 30, 2016 $	June 30, 2015 $
Cash Flows used in Operating Activities	(32,867)	(43,562)
Cash Flows used in Investing Activities	Nil	(796)
Cash Flows provided by Financing Activities	32,958	41,910
Net Increase (Decrease) in Cash During Period	91	(2,448)

Operating Revenues

During the three months ended June 30, 2016, the Company earned rental income of $78,960 compared with rental income of $104,000 during the three months ended June 30, 2015.  The decrease in revenues is due to the fact that the Company entered into an amended sublease agreement during the current quarter which reduced the month rental fee charged.

Operating Expenses and Net Loss

Operating Expenses

During the three months ended June 30, 2016, the Company incurred operating expenses of $115,949 compared with $28,386 during the three months ended June 30, 2015.  The increase is due to an increase of $72,960 in bad debt expense and $14,120 in general and administrative costs mainly as a result of terminating its contract with its previous transfer agent.

Net Income (Loss)

For the three months ended June 30, 2016, the Company had a net loss of $36,989 and basic and diluted net loss per share of $2.20. In addition to operating expenses, the Company also incurred $39,528 in interest expense for interest charges incurred on its convertible notes payable and beneficial conversion feature on new debt, as well as, $27,500,000 for the impairment of intangible assets acquired during the quarter.   For the three months ended June 30, 2015, the Company had a net income of $27,709 and basic and diluted net earnings per share of $0.00. In addition to operating expenses, the Company also incurred $47,905 in interest expense for interest charges incurred on its convertible notes payable and beneficial conversion feature on new debt.

Liquidity and Capital Resources

As at June 30, 2016, the Company had cash and total current assets of $220 compared with cash and total current assets of $129 as at June 30, 2015. The increase in cash is attributed to a decrease in cash used for operations.

The overall working capital deficit increased from $280,162 at March 31, 2016 to $675,132 at June 30, 2016 due to increases in both accounts payable and accrued liabilities and convertible notes payable.

Cashflow from Operating Activities

During the three months ended June 30, 2016, the Company used $32,867 of cash for operating activities, which is reflective of the cash earned from rental income, net of cash used for day-to-day business operations.   Comparatively, the Company used cash of $43,562 during the three months ended June 30, 2015. The increase of cash provided by operating activities is largely due to the fact that the majority of the Company expenses incurred for the period ended June 30, 2016 were non-cash.

Cashflow from Investing Activities

During the three months ended June 30, 2016 the Company used no cash from investing activities Compared to the use of $796 for investing activities for the period ended June 30, 2015,

Cashflow from Financing Activities

During the three months ended June 30, 2016, the Company received $32,958 of cash for financing activities, compared with $41,910 received during the three months ended June 30, 2015. The decrease in cash received for financing activities relates to a decrease in proceeds received from convertible notes payable.

Convertible Notes Payable

As of June 30, 2016, the Company had recorded $469,370 (March 31, 2016 - $436,512) in convertible notes payable. The amounts are unsecured, bear interest at 5% per annum, due on demand, and convertible at a price of $0.001 per share. The shares are not subject to forward or reverse stock splits unless the shares have been converted and issued prior to any such forward or reverse stock split. Therefore, if the balance outstanding was converted into common shares, the amount of stock to be issued would be 469,370,000 (March 31, 2016 – 436,512,000) common shares.

During the period ended June 30, 2016, the Company received $32,858 (March 31, 2016 - $107,258). The Company assessed the conversion option and determined that during the period the debenture had a beneficial conversion feature with intrinsic value in excess of the debt. Therefore, the Company fully amortized a conversion benefit of $32,858 (March 31, 2016 - $107,258) for the current period which was recorded as interest expense.

During the period ended June 30, 2016, the Company issued nil (March 31, 2016 – 1,150,000) common shares for the settlement of $nil (March 31, 2015 - $115,000) of convertible notes payable. As at June 30, 2016, the Company has accrued $5,576 (March 31, 2016 - $41,784) in interest expense which has been recorded in accounts payable and accrued liabilities.

Critical Accounting Policies and Estimates

We prepared our financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes. We identified certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition, results of operations, or liquidity and the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Management routinely discusses the development, selection, and disclosure of each of the critical accounting policies. The following is a discussion of our most critical accounting policies:

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the fiscal year ended March 31, 2016. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

These interim condense consolidated financial statements are expressed in U.S. dollars and include the accounts of the Company and those of its wholly-owned subsidiary, River Ridge. All intercompany balances and transactions are eliminated on consolidation

Use of Estimates

The preparation of these interim condensed consolidated financial statements are in accordance with accounting principles generally accepted in the United States and requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from these estimates. The results of operations and cash flows for the period shown are not necessarily indicative of the results to be expected for the full year.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2016, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework. Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Even with the termination of the share exchange agreement, the Plaintiff amended and refiled the lawsuit on April 23, 2016, specifically alleging that the Company and Robert Coleridge conspired with Teascom to breach the Plaintiff’s contract with Teascom. The matter was heard on July 11, 2016 before the Orange County Superior Court of California which granted the Company’s motion to quash.   We consider this matter now closed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Mine Safety Procedures

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Form 10-K/A filed September 2, 2016)

3.2	Bylaws (incorporated by reference to Form SB-1 filed December 19, 2006)

10.1	Share Exchange Agreement dated June 30, 2014 between Ricardo Esparza and Indie Growers Association (incorporated by reference to Form 8-K filed July 2, 2014)

10.2	Lease Agreement dated May 1, 2015 between Ricardo Esparza, Lismar Properties LLC and River Ridge Sunshine Farms LLC (incorporated by reference to Form 10-K/A filed November 16, 2015)

10.3	Sublease Agreement dated May 1, 2015 between River Ridge Sunshine Farms LLC and Fourdub LLC with Addendum (incorporated by reference to Form 10-K/A filed November 16, 2015)

10.4	Addendum No 2. to Sublease Agreement dated May 1, 2016 (incorporated by reference to Form 10-K filed August 25, 2016)

21.1	Subsidiaries of the Registrant (incorporated by reference to Form 10-K filed August 25, 2016)

31	Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

32	Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDIE GROWERS ASSOCIATION

Date: September 30, 2016	/s/ Robert Coleridge
Robert Coleridge Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director