Form 10-Q
period 2016-09-30
BINGO NATION INC
filed 2016-11-22
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Commission File Number: 333-175146

BINGO NATION INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0492900
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6440 Sky Pointe Drive, Suite 140/149

Las Vegas, NV 89131

(Address of principal executive offices)(Zip code)

888-648-0488

(Registrant’s telephone number, including area code)

311 Division Street

Carson City, NV 89703

Nexgen Applied Solutions Inc.

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

52,633,027 common shares as of November 18, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BINGO NATION INC.

(formerly Nexgen Applied Solutions Inc.)

Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. dollars)

(unaudited)

BINGO NATION INC.

(formerly Nexgen Applied Solutions Inc.)

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2016 $	March 31, 2016 $
	(unaudited)
ASSETS

Current assets
Cash	22	22
Prepaid expenses	–	287
Assets of discontinued operations (Note 3)	1,710	360
Total current assets	1,732	669

Non-current assets
Assets of discontinued operations (Note 3)	275,363	280,291

Total assets	277,095	280,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	87,150	66,237
Convertible notes payable	469,370	436,512
Due to related party	300	–
Liabilities of discontinued operations (Note 3)	132,650	42,862
Total current liabilities	689,470	545,611

Non-current liabilities
Deferred vendor incentive	–	3,049
Due to related party	–	180
Liabilities of discontinued operations (Note 3)	–	85,752
Total non-current liabilities	–	88,981

Total liabilities	689,470	634,592

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 11)

Stockholders’ deficit

Preferred stock Authorized: 100,000,000 preferred shares, $0.001 par value nil shares issued and outstanding	–	–
Common stock Authorized: 400,000,000 common shares, $0.001 par value 52,633,027 and 2,633,027 shares issued and outstanding, respectively	52,633	2,633
Additional paid-in capital	142,022,003	114,539,145
Deficit	(142,487,011)	(114,895,410)
Total stockholders’ deficit	(412,375)	(353,632)

Total liabilities and stockholders’ deficit	277,095	280,960

(The accompanying notes are an integral part of these condensed consolidated financial statements)

BINGO NATION INC.

(formerly Nexgen Applied Solutions Inc.)

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	$	$	$	$

Operating expenses

General and administrative	1,766	3,295	17,996	5,648
Professional fees	8,090	7,428	19,635	18,488

Total operating expenses	9,856	10,723	37,631	24,136

Net income (loss) from operations	(9,856)	(10,723)	(37,631)	(24,136)

Other expenses

Impairment of intangible assets	–	–	(27,500,000)	–
Interest expense	(5,915)	(23,577)	(45,040)	(71,482)

Total other expenses	(5,915)	(23,577)	(27,545,040)	(71,482)

Loss from continuing operations	(15,771)	(34,300)	(27,582,671)	(95,618)

Discontinued operations

Gain (loss) from discontinued operations (Note 3)	687	141,407	(8,930)	230,435

Net income (loss)	(15,084)	107,107	(27,591,601)	134,817

Basic earnings (loss) per share	0.00	0.08	(3.65)	0.10

Continuing operations	0.00	(0.02)	(3.65)	(0.06)
Discontinued operations	0.00	0.10	0.00	0.16

Diluted earnings (loss) per share	0.00	0.00	(3.65)	0.00

Continuing operations	0.00	0.00	(3.65)	0.00
Discontinued operations	0.00	0.00	0.00	0.00

Weighted average shares outstanding – basic	52,633,027	1,408,820	7,551,060	1,408,820

Weighted average shares outstanding - diluted	522,003,027	505,352,820	7,551,060	505,352,820

(The accompanying notes are an integral part of these condensed consolidated financial statements)

BINGO NATION INC.

(formerly Nexgen Applied Solutions Inc.)

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
	$	$

Operating activities

Net income (loss)	(27,582,671)	(95,618)

Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	–	–
Depreciation	–
Impairment of intangible assets	27,500,000	–
Non-cash interest expense	44,349	59,690

Changes in operating assets and liabilities:
Accounts receivable	–
Prepaid expenses	–	–
Deferred tenant inducement	–	–
Accounts payable and accrued liabilities	6,661	(16,249)
Deferred vendor incentive	–	(572)

Net cash used in operating activities	(31,661)	(52,749)

Financing activities

Repayments to related parties	120	(95)
Advances for convertible notes payable	32,858	59,690
Repayments to related parties	–	–

Net cash provided by financing activities	32,978	59,595

Cash flow from discontinued operations

Net cash provided by (used in) operating activities	286	(10,202)
Net cash used in investing activities	–	(796)

Net cash provided by (used in) discontinued operations	286	(10,998)

Change in cash	1,603	(4,152)

Cash, beginning of period	129	4,469

Cash, end of period	1,732	317

Supplemental disclosures:

Interest paid	1,502	5,595
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

BINGO NATION INC.

(formerly Nexgen Applied Solutions Inc.)

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

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

On July 1, 2016, the Company changed its name to Bingo Nation Inc.

These interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2016, the Company has a working capital deficiency of $687,738 and accumulated losses of $142,487,011 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenue, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

BINGO NATION INC.

(formerly Nexgen Applied Solutions Inc.)

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

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

As we currently only have one tenant and the cannabis industry is still in a state of unpredictable change, there is the potential risk that this could occur again. However, to mitigate the risk, commencing May 1, 2016, the monthly lease rate has been reduced and the tenant was required to make minimum monthly payments to pay down a portion of the accounts receivable.

During the six months ended September 30, 2016, the Company has recorded an allowance for doubtful accounts of $103,650 (2015 - $nil). The Company will continue to evaluate the need for an allowance for doubtful accounts on a regular basis.

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

BINGO NATION INC.

(formerly Nexgen Applied Solutions Inc.)

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

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

In accordance with the convertible debt agreement, the conversion price is at par value of $0.001 per share. Accordingly, the Company assessed the conversion option and determined that during the period the notes had a beneficial conversion feature with intrinsic values in excess of the debt. Therefore, the Company fully amortized the conversion benefit in each fiscal year and recorded is as an interest expense. During the period ended September 30, 2016, the Company recognized a beneficial conversion feature of $32,858 (2015 - $59,690).

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

(h)

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2016, the Company has 469,370,000 (2015 – 503,944,000) potentially dilutive shares outstanding.

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

BINGO NATION INC.

(formerly Nexgen Applied Solutions Inc.)

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. dollars)

(unaudited)

3. Discontinued Operations

Subsequent to period end, the Company entered into a settlement agreement whereby the Company cancelled its lease agreement and transferred River Ridge to the owners of the property to settle the early termination of the lease without penalties. Refer to Note 11.

Accordingly, the operations River Ridge have been treated as discontinued operations for the period ended September 30, 2016 and the comparative balances for 2015 have been reclassified.

Assets of discontinued operations

	September 30, 2016 $	March 31, 2016 $

Current assets of discontinued operations

Cash	1,710	107
Prepaid assets	–	253
		–
Total current assets of discontinued operations	1,710	360

Non-current assets of discontinued operations

Property, plant, and equipment, net of accumulated depreciation of $19,529 and $14,601, respectively	275,363	280,291

Total non-current assets of discontinued operations	275,363	280,291

Total assets of discontinued operations	277,073	280,651

Liabilities of discontinued operations

	September 30, 2016 $	March 31, 2016 $

Current liabilities of discontinued operations

Accounts payable and accrued liabilities	132,650	42,862

Total current liabilities of discontinued operations	132,650	42,862

Non-current liabilities of discontinued operations

Due to related parties	–	85,752

Total liabilities of discontinued operations	132,650	128,614

BINGO NATION INC.

(formerly Nexgen Applied Solutions Inc.)

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. dollars)

(unaudited)

3. Discontinued Operations (continued)

Net income (loss) from discontinued operations

	3 months ended September 30, 2016 $	3 months ended September 30, 2015 $	6 months ended September 30, 2016 $	6 months ended September 30, 2015 $

Revenue
Rental income	39,690	156,000	118,650	260,000

Operating expenses
Bad debt expense	30,690	–	103,650	–
Depreciation	2,478	2,454	4,928	4,908
General and administrative	2,427	6,152	6,098	9,579
Land lease	3,000	3,000	6,000	6,000
Management fees	–	2,500	6,000	6,540
Professional fees	–	–	–	800
Repairs and maintenance	–	90	93	1,341
Interest expense	408	397	811	397

Total operating expenses	39,003	14,593	127,580	29,565

Net income (loss) from discontinued operations	687	141,407	(8,930)	230,435

4. Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	Net book value as at September 30, 2016 $	Net book value as at March 31, 2016 $

Intangible assets	27,500,000	–	(27,500,000)	–	–

On April 18, 2016, the Company acquired a business development contract, an exclusive software technology license to a bingo-themed Class II game recognized by the Indian Gaming Regulatory Act, and related television broadcast rights. Under the term of the agreement, the Company issued 50,000,000 restricted common shares of the Company. Refer to Note 10.

As at June 30, 2016, the Company had not put these assets into use and has not yet recorded any amortization. At as June 30, 2016, the Company reviewed the assets for indication of impairment. Due to the inability to estimate future cash flows, the assets have been written-off.

BINGO NATION INC.

(formerly Nexgen Applied Solutions Inc.)

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. dollars)

(unaudited)

5. Accounts payable

	September 30, 2016 $	March 31, 2016 $

Trade accounts payable	87,150	66,237

6. Vendor Incentive

In December 2013, the Company’s transfer agent paid off the outstanding balance of $5,717 owed to the former transfer agent which had been recorded as deferred vendor incentive. It is being amortized on a straight-line base over the contract term of five years and offset against transfer agent fees in the statement of operations.

During the period ended September 30, 2016, the Company changed transfer agents. As a result of the early termination, the Company was required to pay back the original amount of the vendor incentive, which has been added to the termination fees charged by the outgoing transfer agent.

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

During the period ended September 30, 2016, the Company received $32,858 (March 31, 2016 - $107,258). The Company assessed the conversion option and determined that during the period the debenture had a beneficial conversion feature with intrinsic value in excess of the debt. Therefore, the Company fully amortized a conversion benefit of $32,858 (March 31, 2016 - $107,258) for the current period, which was recorded as interest expense.

During the period ended September 30, 2016, the Company issued nil (March 31, 2016 – 1,150,000) common shares for the settlement of $nil (March 31, 2015 - $115,000) of convertible notes payable. As at September 30, 2016, the Company has accrued $11,491 (March 31, 2016 - $41,784) in interest expense which has been recorded in accounts payable and accrued liabilities.

8. Rental Income

On April 13, 2015, the Company entered into a sublease agreement with a tenant effective May 1, 2015, whereby the Company will earn rental income of $52,500 per month for the sublease of land and buildings. On May 1, 2016, the Company and the tenant entered into an amendment to the agreement reducing the rental fees to $13,230 per month and requiring a minimum monthly payment of $3,000 per month with the balance accruing until the harvest and sale of the tenant’s crops. For the period ended September 30, 2016, the Company recorded $118,650 (September 30, 2015 - $260,000) in revenue in accordance with the sublease agreement. As at September 30, 2016, the Company had $nil (March 31, 2016 - $nil) recorded in accounts receivable net of allowance for uncollectable accounts of $103,650 (March 31, 2016 - $416,000).

9. Related Party Transactions

As at September 30, 2016, the Company owed $300 (March 31, 2016 - $180) to the Chief Executive Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

BINGO NATION INC.

(formerly Nexgen Applied Solutions Inc.)

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Expressed in U.S. dollars)

(unaudited)

10.

Share Capital

Authorized: 400,000,000 common shares with $0.001 par value

100,000,000 preferred shares with $0.001 par value

On April 18, 2016, the Company issued 50,000,000 common shares with a fair value of $27,500,000 based on the market price of the shares issued for the acquisition of various intangible assets. Refer to Note 4.

11.

Subsequent Event

On October 31, 2016, the Company entered into a settlement agreement whereby the Company cancelled its lease agreement and transferred River Ridge, its wholly-owned subsidiary, to the owners of the property to settle the early termination of the lease without penalties. Pursuant to the agreement, the Company would forgive any debt owed to the Company by River Ridge. Refer to Note 3 for classification of River Ridge assets, liabilities, and operations as discontinued operations.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2016 $	March 31, 2016 $
Current Assets	22	309
Current Assets – discontinued operations	1,710	360
Current Liabilities	556,820	502,749
Current Liabilities – discontinued operations	132,650	42,862
Working Capital (Deficit) – continuing operations	(556,798)	(502,440)
Working Capital (Deficit) – discontinued operations	(130,940)	(42,502)

Cash Flows

	September 30, 2016 $	September 30, 2015 $
Cash Flows used in Operating Activities	(31,661)	(52,749)
Cash Flows used in Investing Activities	Nil	Nil
Cash Flows provided by Financing Activities	32,978	59,595
Cash Flows provided by (used in) Discontinued Operations	286	(10,998)
Net Increase (Decrease) in Cash During Period	1,603	(4,152)

Operating Revenues

Continuing Operations

During the three months ended September 30, 2016 and 2015, the Company earned no revenues from continuing operations.

Discontinued Operations

During the three months ended September 30, 2016, the Company earned rental income of $39,690 compared with rental income of $156,000 during the three months ended September 30, 2015 from discontinued operations. The decrease in revenues is due to the fact that the Company entered into an amended sublease agreement on May 1, 2016 which reduced the month rental fee charged from $52,500 to $13,230.

Operating Expenses and Net Loss

Operating Expenses

Continuing Operations

During the three months ended September 30, 2016, the Company incurred operating expenses of $9,856 compared with $10,723 during the three months ended September 30, 2015. The decrease is mainly due to lower general and administrative expenses as the Company had minimal cash flows for operating activities.

During the six months ended September 30, 2016, the Company incurred operating expenses of $37,631 compared to $24,136 during the six months ended September 30, 2015. The increase in operating expenses was attributed to an increase in general and administrative expenses due to a termination fee paid to a previous transfer agent of $14,144

Discontinued Operations

During the three months ended September 30, 2016, the Company recorded a gain of $687 from discontinued operations compared to $141,407 during the three months ended September 30, 2015. The decrease was due to the fact that the Company earned higher lease revenues during fiscal 2015 of which none of the amounts were written off for bad debt expense whereas in the current year, the majority of the lease receivables were written off given the history of non-collectability from the lease tenants.

During the six months ended September 30, 2016, the Company recorded a loss of $8,930 compared to a gain of $230,435 during the six months ended September 30, 2015. The decrease is due to the write off of all rental income with the exception of $15,000 that was collected during the period. In the prior year, the Company recorded no impairment on rental income.

Net Income (Loss)

For the three months ended September 30, 2016, the Company had a net loss of $15,084 and basic and diluted net loss per share of $0.00. In addition to operating expenses, the Company also incurred $5,915 in interest expense for interest charges incurred on its convertible notes payable and beneficial conversion feature on new debt. For the three months ended September 30, 2015, the Company had a net income of $107,107 and basic and diluted net earnings per share of $0.08, comprised of a loss per share of $0.02 for continuing operations and an earnings per share of $0.10 for discontinued operations.

For the six months ended September 30, 2016, the Company had a net loss of $27,591,601 and loss per share of $3.65 from continuing operations. In addition to the net loss from operations, the Company also recorded an impairment charge of $27,500,000 for the acquisition of intangible assets through the issuance of common shares, and $45,050 of interest and accretion expense for its convertible notes payable. For the six months ended September 30, 2015, the Company incurred a net income of $134,817 or $0.10 per share, comprising of a loss of $0.06 per share for continuing operations and earnings of $0.16 per share for discontinued operations.

Liquidity and Capital Resources

Continuing and Discontinued Operations

As at September 30, 2016, the Company had cash and total current assets of $1,732 compared with cash and total current assets of $669 as at September 30, 2015. The increase in cash is attributed to a decrease in cash used for operations.

The overall working capital deficit increased from $544,942 at March 31, 2016 to $687,738 at September 30, 2016 due to increases in both accounts payable and accrued liabilities and convertible notes payable.

Cash flow from Operating Activities

During the six months ended September 30, 2016, the Company used $31,661 compared to $52,749 during the six months ended September 30, 2015. The decrease in cash is due to the fact that the Company did not have any cash inflows from continuing operations and were fully supported by cash received from financing activities which decrease during the current year.

Cash flow from Investing Activities

During the six months ended September 30, 2016 and 2015, the Company had no investing activities from continuing operations.

Cash flow from Financing Activities

During the six months ended September 30, 2016, the Company received $32,978 of cash for financing activities, compared with $59,595 received during the six months ended September 30, 2015. The decrease in cash received for financing activities relates to a decrease in proceeds received from convertible notes payable.

Cash flow from Discontinued Operations

During the six months ended September 30, 2016, the Company received cash of $286 from discontinued operations from operating activities compared to the use of $10,998 during the six months ended September 30, 2015 which was comprised of $10,202 for operating activities and $796 for financing activities. The Company’s former subsidiary receives funding from cash generated by rental income as well as funding supporting from the Company on an as-needed basis.

Convertible Notes Payable

As of September 30, 2016, the Company had recorded $469,370 (March 31, 2016 - $436,512) in convertible notes payable. The amounts are unsecured; bear interest at 5% per annum, due on demand, and convertible at a price of $0.001 per share. The shares are not subject to forward or reverse stock splits unless the shares have been converted and issued prior to any such forward or reverse stock split. Therefore, if the balance outstanding was converted into common shares, the amount of stock to be issued would be 469,370,000 (March 31, 2016 – 436,512,000) common shares.

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

During the period ended September 30, 2016, the Company issued nil (March 31, 2016 – 1,150,000) common shares for the settlement of $nil (March 31, 2015 - $115,000) of convertible notes payable. As at September 30, 2016, the Company has accrued $11,491 (March 31, 2016 - $41,784) in interest expense which has been recorded in accounts payable and accrued liabilities.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2016, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework. Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of September 30, 2016.

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

While we would like to segregate duties as much as practicable, there are insufficient resources at this point in time to justify accounting staff. We believe that this is typical in many start-up companies. We may not be able to fully remediate our material weaknesses until we increase our operations at which time we would expect to hire more staff and consider increasing the number of directors on our board. We will continue to monitor and assess the costs and benefits of additional staffing.

Notwithstanding the identified material weaknesses, our management believes these consolidated financial statements fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BINGO NATION INC.

Date: November 21, 2016	/s/ Robert Coleridge
Robert Coleridge Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director