Form 10-Q
period 2016-12-31
BINGO NATION INC
filed 2017-02-21
CIK 1376316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

27,633,027 common shares as of February 20, 2017

BINGO NATION INC.

(Formerly Nexgen Applied Solutions Inc.)

Condensed Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

Index

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Operations

4

Condensed Consolidated Statements of Cash Flows

5

Notes to the Condensed Consolidated Financial Statements

6

BINGO NATION INC.

(Formerly Nexgen Applied Solutions Inc.)

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31 2016 $	March 31, 2016 $
	(unaudited)
ASSETS

Current assets
Cash	–	22
Prepaid expenses (Note 4)	16,595	287
Assets of discontinued operations (Note 3)	–	360

Total current assets	16,595	669

Non-current assets
Assets of discontinued operations (Note 3)	–	280,291

Total assets	16,595	280,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank indebtedness	7	–
Line of credit (Note 9)	36,500	–
Accounts payable and accrued liabilities (Note 6)	91,389	66,237
Convertible notes payable (Note 8)	469,370	436,512
Due to related party (Note 10)	300	180
Liabilities of discontinued operations (Note 3)	–	42,862

Total current liabilities	597,566	545,791

Non-current liabilities
Deferred vendor incentive	–	3,049
Liabilities of discontinued operations (Note 3)	–	85,752

Total non-current liabilities	–	88,801

Total liabilities	597,566	634,592

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Preferred stock Authorized: 100,000,000 preferred shares, $0.001 par value 5,000,000 shares issued and outstanding	5,000	–
Common stock Authorized: 400,000,000 common shares, $0.001 par value 27,633,027 and 2,633,027 shares issued and outstanding, respectively	27,633	2,633
Additional paid-in capital	154,984,905	114,539,145
Deficit	(155,598,509)	(114,895,410)

Total stockholders’ deficit	(580,971)	(353,632)

Total liabilities and stockholders’ deficit	16,595	280,960

(The accompanying notes are an integral part of these condensed consolidated financial statements)

BINGO NATION INC.

(Formerly Nexgen Applied Solutions Inc.)

Condensed Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
	$	$	$	$

Operating expenses

General and administrative	4,024	5,454	22,020	11,102
Professional fees	13,895	15,405	33,530	33,893

Total operating expenses	17,919	20,859	55,550	44,995

Net loss from operations	(17,919)	(20,859)	(55,550)	(44,995)

Other expenses

Impairment of intangible assets	–	–	(27,500,000)	–
Interest expense	(6,254)	(14,540)	(51,294)	(86,022)
Loss on increased valuation -Series A preferred stock	(12,942,902)	–	(12,942,902)	–
Loss on disposal of subsidiary (Note 3)	(144,423)	–	(144,423)	–

Total other expenses	(13,093,579)	(14,540)	(40,638,619)	(86,022)

Loss from continuing operations	(13,111,498)	(35,399)	(40,694,169)	(131,017)

Discontinued operations

Gain (loss) from discontinued operations (Note 3)	–	(61,613)	(8,930)	168,822

Net income (loss)	(13,111,498)	(97,012)	(40,703,099)	37,805

Earnings (loss) per share	(0.43)	(0.07)	(0.97)	0.03

Continuing operations	(0.43)	(0.03)	(0.97)	(0.09)
Discontinued operations	0.00	(0.04)	0.00	0.12

Weighted average shares outstanding	30,622,157	1,408,820	41,996,663	1,408,820

(The accompanying notes are an integral part of these condensed consolidated financial statements)

BINGO NATION INC.

(Formerly Nexgen Applied Solutions Inc.)

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
	$	$
Operating activities

Net loss for the period	(40,694,169)	(131,017)
Adjustments to reconcile net income to net cash used in operating activities:
Impairment of intangible assets	27,500,000	–
Loss on increased valuation of Series A preferred stock	12,942,902	–
Non-cash interest expense	50,602	67,595
Changes in operating assets and liabilities:
Prepaid expenses	(16,595)	–
Line of credit	36,500	–
Accounts payable and accrued liabilities	4,647	43,552
Deferred vendor incentive	–	(858)

Net cash used in operating activities	(176,113)	(20,728)

Investing activities

Bank indebtedness	7	–
Cash balance removed on deconsolidation	(1,710)	–

Net cash used in investing activities	(1,703)	–

Financing activities

Repayments to related parties	120	(95)
Advances for convertible notes payable	32,858	67,595

Net cash provided by financing activities	32,978	67,500

Cash flow from discontinued operations

Net cash provided by (used in) operating activities	144,709	(50,292)
Net cash used in investing activities	–	(796)

Net cash provided by (used in) discontinued operations	144,709	(51,088)

Decrease in cash	(129)	(4,316)

Cash, beginning of period	129	4,469

Cash, end of period	–	153

Non-cash investing and financing activities:

Shares issued for acquisition of intangible assets	27,500,000	–

Supplemental disclosures:

Interest paid	1,502	5,595
Income taxes paid	–	–

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

The Company was originally organized for the purpose of acquiring and developing mineral claims. On June 30, 2014, the Company acquired River Ridge Sunshine Farms LLC (“River Ridge”), a Washington State corporation, and in so doing, changed its business to that of real estate development for the purpose of leasing and agricultural buildings to licensed cannabis producers.

On April 4, 2016, the Company changed its name to Nexgen Applied Solutions Inc. and completed a 1:100 reverse stock consolidation. All share amounts in these interim condensed consolidated financial statements have been restated to reflect all stock consolidations.

On July 1, 2016, the Company changed its name to Bingo Nation Inc.

These interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2016, the Company has a working capital deficiency of $580,971 and accumulated losses of $155,598,509 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. These interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(c)

Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period’s presentation.

3.

Discontinued Operations

On October 31, 2016, the Company entered into a settlement agreement whereby the Company cancelled its lease agreement and transferred River Ridge to the owners of the property to settle the early termination of the lease without penalties. The agreement is effective September 30, 2016.

Accordingly, the operations of River Ridge have been treated as discontinued operations for the period ended December 31, 2016 and the comparative balances for 2015 have been reclassified.

The fair value of all consideration given up and charged to loss on disposal of subsidiary is comprised of the following:

$
Fair value of identifiable assets and liabilities transferred to the owners of the property

Cash	1,710
Property, plant, and equipment	275,363
Accounts payable and accrued liabilities	(132,650)

Loss on disposal of subsidiary	144,423

Assets of discontinued operations

	December 31, 2016 $	March 31, 2016 $
Current assets of discontinued operations

Cash	–	107
Prepaid assets	–	253
		–
Total current assets of discontinued operations	–	360

Non-current assets of discontinued operations

Property, plant, and equipment, net of accumulated depreciation $14,601	–	280,291

Total non-current assets of discontinued operations	–	280,291

Total assets of discontinued operations	–	280,651

Liabilities of discontinued operations

	December 31, 2016 $	March 31, 2016 $
Current liabilities of discontinued operations

Accounts payable and accrued liabilities	–	42,862

Total current liabilities of discontinued operations	–	42,862

Non-current liabilities of discontinued operations

Due to related parties	–	85,752

Total liabilities of discontinued operations	–	128,614

3.

Discontinued Operations (continued)

Net income (loss) from discontinued operations

	Three months ended December 31, 2016 $	Three months ended December 31, 2015 $	Nine months ended December 31, 2016 $	Nine months ended December 31, 2015 $

Revenue
Rental income	–	156,000	118,650	416,000

Operating expenses
Bad debt expense	–	205,000	103,650	205,000
Depreciation	–	2,454	4,928	7,362
General and administrative	–	6,659	6,098	16,238
Land lease	–	3,000	6,000	9,000
Management fees	–	–	6,000	6,540
Professional fees	–	–	–	800
Repairs and maintenance	–	106	93	1,447
Interest expense	–	394	811	791

Total operating expenses	–	217,613	127,580	247,178

Net income (loss) from discontinued operations	–	(61,613)	(8,930)	168,822

4.

Prepaid expenses

As at December 31, 2016, the Company had prepaid professional fees of $16,595 (March 31, 2016 - $nil) to be deducted against future services.

5.

Intangible Assets

	Cost $	Accumulated amortization $	Impairment $	Net book value as at December 31, 2016 $	Net book value as at March 31, 2016 $

Intangible assets	27,500,000	–	(27,500,000)	–	–

On April 18, 2016, the Company acquired a business development contract, an exclusive software technology license to a bingo-themed Class II game recognized by the Indian Gaming Regulatory Act, and related television broadcast rights. Under the term of the agreement, the Company issued 50,000,000 restricted common shares of the Company. Refer to Note 11(a).

As at June 30, 2016, the Company had not put these assets into use and has not yet recorded any amortization. As at June 30, 2016, the Company reviewed the assets for indication of impairment. Due to the inability to estimate future cash flows, the intangible assets have been written-off.

6.

Accounts payable

	December 31, 2016 $	March 31, 2016 $

Trade accounts payable	91,389	66,237

7.

Deferred Vendor Incentive

In December 2013, the Company’s transfer agent paid off the outstanding balance of $5,717 owed to the former transfer agent which had been recorded as deferred vendor incentive. It is being amortized on a straight-line base over the contract term of five years and offset against transfer agent fees in the statement of operations.

On May 16, 2016, the Company changed transfer agents. As a result of the early termination, the Company was required to pay back the original amount of the vendor incentive, which has been added to the termination fees charged by the outgoing transfer agent.

8.

Convertible Notes Payable

As of December 31, 2016, the Company had $469,370 (March 31, 2016 - $436,512) in convertible notes payable. The amounts are unsecured, bear interest at 5% per annum, are due on demand, and convertible at a price of $0.001 per share. The shares are not subject to forward or reverse stock splits unless the shares have been converted and issued prior to any such forward or reverse stock split. Therefore, if the balance outstanding was converted into common shares, the amount of stock to be issued would be 469,370,000 (March 31, 2016 – 436,512,000) common shares.

During the nine months ended December 31, 2016, the Company received $32,858 (March 31, 2016 - $107,258). The Company assessed the conversion option and determined that during the period the debenture had a beneficial conversion feature with intrinsic value in excess of the debt. Therefore, the Company fully amortized a conversion benefit of $32,858 (March 31, 2016 - $107,258) for the current period, which was recorded as interest expense.

During the nine months ended December 31, 2016, the Company issued nil (March 31, 2016 – 1,150,000) common shares for the settlement of $nil (March 31, 2015 - $115,000) of convertible notes payable. As at December 31, 2016, the Company has accrued $17,406 (March 31, 2016 - $41,784) in interest expense which has been recorded in accounts payable and accrued liabilities.

9.

Line of Credit

On October 1, 2016, the Company, entered into a credit line agreement with an unrelated party. The agreement covers a line of credit for the principal amount of up to $100,000 and matures on September 30, 2017. Interest rate shall accrue on the outstanding principal balance at an annual rate of 8%.

10.

Related Party Transactions

As at December 31, 2016, the Company owed $300 (March 31, 2016 - $180) to the Chief Executive Officer of the Company, which is unsecured, non-interest bearing, and due on demand.

11.

Share Capital

Authorized:

400,000,000 common shares with $0.001 par value

100,000,000 preferred shares with $0.001 par value

(a)

On April 18, 2016, the Company issued 50,000,000 common shares with a fair value of $27,500,000 based on the market price of the shares issued for the acquisition of various intangible assets. Refer to Note 5.

(b)

On October 11, 2016, the Company designated 25,000,000 preferred shares as Series A preferred shares. The holders of Series A preferred shares shall not be entitled to receive any dividends and the Series A preferred shares shall not be convertible into common shares and have no other conversion rights. Each holder of Series A preferred shares is entitled to cast 100 votes for every one Series A preferred shares held.

(c)

On October 11, 2016, the majority shareholder of the Company converted 25,000,000 common shares to 5,000,000 shares of Series A preferred shares. The addition of new shares triggered extinguishment accounting which requires the Company to fair value the new instrument and consider the incremental value of the fair value of the Series A preferred shares over the carrying value of the previously held common shares at the date of the conversion as a reduction of income available to common stockholders. The 5,000,000 Series A preferred shares were deemed to have a fair value of $12,967,902 based upon the converted valuation approach as the primary driver of value in the instrument, its common stock equivalency. Accordingly, the Company recorded a loss on increased valuation of Series A preferred shares of $12,942,902.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2016 $	March 31, 2016 $
Current Assets	16,595	309
Current Assets – discontinued operations	Nil	360
Current Liabilities	597,266	502,749
Current Liabilities – discontinued operations	Nil	42,862
Working Capital (Deficit) – continuing operations	(580,671)	(502,440)
Working Capital (Deficit) – discontinued operations	Nil	(42,502)

Cash Flows

	December 31, 2016 $	December 31, 2015 $
Cash Flows used in Operating Activities	(176,113)	(20,728)
Cash Flows used in Investing Activities	(1,703)	Nil
Cash Flows provided by Financing Activities	32,978	67,500
Cash Flows provided by (used in) Discontinued Operations	144,709	(51,088)
Net Increase (Decrease) in Cash During Period	(129)	(4,316)

Operating Revenues

Continuing Operations

During the three months ended December 31, 2016 and 2015, the Company earned no revenues from continuing operations.

Discontinued Operations

During the three months ended December 31, 2016, the Company had a nil gain (loss) compared with a loss of $61,613 during the three months ended December 31, 2015 from discontinued operations. This is due to all discontinued operations having ceased during the three months ended December 31, 2016.

Operating Expenses and Net Loss

Operating Expenses

Continuing Operations

During the three months ended December 31, 2016, the Company incurred operating expenses of $17,919 compared with $20,859 during the three months ended December 31, 2015. The decrease is mainly due to lower general and administrative expenses as the Company had minimal cash flows for operating activities.

During the nine months ended December 31, 2016, the Company incurred operating expenses of $55,550 compared to $44,995during the nine months ended December 31, 2015. The increase in operating expenses was attributed to a $10,918 increase in general and administrative expenses while professional fees decreased by $363.

Discontinued Operations

During the three months ended December 31, 2016, the Company recorded a nil gain (loss) from discontinued operations compared to a $61,613 loss during the three months ended December 31, 2015. The decrease was due to the fact that the Company had completely ceased discontinued operations for the three months ending December 31, 2016.

During the nine months ended December 31, 2016, the Company recorded a loss of $8,930 compared to a gain of $168,822 during the nine months ended December 31, 2015. The decrease is due to the Company entering into an agreement whereby the Company cancelled its lease agreement and transferred River Ridge to the owners of the property to settle the early termination of the lease without penalties.

Net Income (Loss)

For the three months ended December 31, 2016, the Company had a net loss of $13,111,498 and basic and diluted net loss per share of $0.43. In addition to operating expenses, the Company also incurred $6,254 in interest expense for interest charges incurred on its convertible notes payable and beneficial conversion feature on new debt. For the three months ended December 31, 2015, the Company had a net loss of $97,012 and basic and diluted net loss per share of $0.07, comprised of a loss per share of $0.03 for continuing operations and loss per share of $0.4 for discontinued operations.

For the nine months ended December 31, 2016, the Company had a net loss of $40,703,099 and loss per share of $0.97 from continuing operations. In addition to the net loss from operations, the Company also recorded an impairment charge of $27,500,000 for the acquisition of intangible assets through the issuance of common shares, a loss on the conversion of common shares of $12,942,902, a loss on the disposal of subsidiary of $144,423 and $51,294 of interest and accretion expense for its convertible notes payable. For the nine months ended December 31, 2015, the Company incurred a net income of $37,805 or $0.03 per share, comprising of a loss of $0.09 per share for continuing operations and earnings of $0.12 per share for discontinued operations.

Liquidity and Capital Resources

Continuing and Discontinued Operations

At December 31, 2016, the Company had cash and total current assets of $16,595 compared with cash and total current assets of $669 at March 31, 2016. The increase in cash and total current assets is attributed to an increase in prepaid expenses for professional fees.

The overall working capital deficit increased from $544,942 at March 31, 2016 to $580,671 at December 31, 2016 due to increases in both accounts payable and accrued liabilities and convertible notes payable.

Cash flow from Operating Activities

During the nine months ended December 31, 2016, the Company used $176,113 compared to $20,728 during the nine months ended December 31, 2015. The decrease in cash is due to the fact that the Company did not have any cash inflows from continuing operations and were fully supported by cash received from financing activities which decreased during the current year.

Cash flow from Investing Activities

During the nine months ended December 31, 2016 the Company decreased net cash used in investing activities by $1,703 due to a cash balance being removed on deconsolidation and during the nine months ended December 31, 2015, the Company had no investing activities from continuing operations.

Cash flow from Financing Activities

During the nine months ended December 31, 2016, the Company received $32,978 of cash for financing activities, compared with $67,500 received during the nine months ended December 31, 2015. The decrease in cash received for financing activities relates to a decrease in proceeds received from convertible notes payable.

Cash flow from Discontinued Operations

During the nine months ended December 31, 2016, the Company received cash of $144,709 from discontinued operations from operating activities compared to the use of $51,088 during the nine months ended December 31, 2015 which was comprised of $50,292 for operating activities and $796 for financing activities. The Company’s former subsidiary received funding from cash generated by rental income as well as funding supporting from the Company on an as-needed basis.

Convertible Notes Payable

As of December 31, 2016, the Company had recorded $469,370 (March 31, 2016 - $436,512) in convertible notes payable. The amounts are unsecured; bear interest at 5% per annum, due on demand, and convertible at a price of $0.001 per share. The shares are not subject to forward or reverse stock splits unless the shares have been converted and issued prior to any such forward or reverse stock split. Therefore, if the balance outstanding was converted into common shares, the amount of stock to be issued would be 469,370,000 (March 31, 2016 – 436,512,000) common shares.

During the nine month period ended December 31, 2016, the Company received $32,858 (March 31, 2016 - $107,258). The Company assessed the conversion option and determined that during the period the debenture had a beneficial conversion feature with intrinsic value in excess of the debt. Therefore, the Company fully amortized a conversion benefit of $32,858 (March 31, 2016 - $107,258) for the current period which was recorded as interest expense.

During the nine month period ended December 31, 2016, the Company issued nil (March 31, 2016 – 1,150,000) common shares for the settlement of $nil (March 31, 2015 - $115,000) of convertible notes payable. As at December 31, 2016, the Company has accrued $17,406 (March 31, 2016 - $41,784) in interest expense which has been recorded in accounts payable and accrued liabilities.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2016, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework. Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BINGO NATION INC.

Date: February 20, 2017	/s/ Robert Coleridge
Robert Coleridge Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director